Form 10QSB
period 1996-05-31
CREATIVE PROGRAMMING & TECHNOLOGY VENTURES INC
filed 1996-07-15
CIK 913160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended     May 31, 1996
                                                    -------------
                                       OR
    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from          to
                                               --------    ---------

                         Commission file number 0-19817

               Creative Programming and Technology Ventures, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                 84-1236669
  ------------------------------                 ----------------------
 (State or other jurisdiction of                (I.R.S. Employer I.D. #)
  incorporation or organization)

                                 (303) 694-5324
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO  [ ]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
YES [X]   NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,210,079 common shares as of July 11, 1996.

Index

===============================================================================



Part I.  Part 1, Item 1:  Financial Statements


Consolidated Balance Sheet As Of May 31, 1996 (Unaudited)..................... 3


Consolidated Statements Of Operations For Three
Months Ended May 31, 1996 And 1995 (Unaudited)................................ 5


Consolidated Statements Of Operations For Nine
Months Ended May 31, 1996 And 1995 (Unaudited)................................ 6


Consolidated Statements Of Shareholders' Equity
For Nine Months Ended May 31, 1996 (Unaudited)................................ 7


Consolidated Statements Of Cash Flows For Nine
Months Ended May 31, 1996 And 1995 (Unaudited)................................ 8


Notes To Consolidated Financial Statements (Unaudited)....................... 10


Part 1, Item 2:  Management's Discussion And Analysis........................ 11


Part II.  Other Information


         Items 1 Through 6................................................... 15




                     Consolidated Balance Sheet (Unaudited)

                                  May 31, 1996

                                     Assets

  Current assets:
     Cash and cash equivalents ................................  $   502,116
     Accounts receivable ......................................       25,520
     Prepaid expenses .........................................       76,543
     Note receivable under sale of
       discontinued operations .................................      79,320
                                                                   ---------
         Total current assets ..................................     683,499
                                                                   ---------

  Property and equipment, net ..................................     867,202
                                                                   ---------


  Other assets:
     Certificate of deposit ....................................     281,000
     Investment ................................................      35,000
     Project costs .............................................   1,752,345
     Note receivable under sale of
       discontinued operations, net
       of current portion ......................................      50,837
     Organization costs and other ..............................     106,238
                                                                   ---------
         Total other assets ....................................   3,092,622
                                                                   ---------

         Total assets .......................................... $ 3,776,121
                                                                   =========











                                   (continued)
                                        3








               Consolidated Balance Sheet (Unaudited) (Continued)

                                  May 31, 1996

                      Liabilities And Shareholders' Equity


Current liabilities:
     Current portion of long-term debt:
       Financial institution ..................................  $   119,410
       Obligations under capital leases .......................       19,905
     Accounts payable, trade ..................................      174,340
     Accrued expenses and other ...............................       84,193
                                                                   ---------
         Total current liabilities .............................     397,848
                                                                   ---------

     Notes payable financial institution,
       net of current portion ..................................     127,901

     Obligations under capital leases,
       net of current portion ..................................       5,495
                                                                   ---------
          Total long-term liabilities ..........................     133,396
                                                                   ---------

  Shareholders' equity:
     Preferred stock, par value $0.01; authorized 10,000,000
       shares, issued and outstanding 1,000,000 (aggregate
       liquidation preference $10,000) .........................      10,000
     Common stock, par value $0.01; authorized 50,000,000
       shares, issued 3,321,200 shares .........................      33,212
     Capital in excess of par ..................................   8,284,337
     Deficit ...................................................  (5,020,161)
     Less 111,121 shares common stock in treasury, at cost .....     (62,511)
                                                                   ---------
         Total shareholders' equity ............................   3,244,877
                                                                   ---------

         Total liabilities and shareholders' equity ...........  $ 3,776,121
                                                                   =========












                 See notes to consolidated financial statements.
                                        4




                Consolidated Statements Of Operations (Unaudited)

                   Three Months Ended May 31, 1996 and May 31

                                                1996           1995
                                             ----------     ----------


 Revenues ................................. $              $   172,259
 Cost of sales ............................     572,477        348,754
                                             ----------     ----------

 Gross profit (loss) ......................    (572,477)      (176,495)

 Selling, general and administrative
   expenses ...............................     650,558        478,538

Impairment loss ...........................      73,732
                                             ----------     ----------

Loss from operations ......................  (1,296,767)      (655,033)

 Other credits (charges):
   Investment income ......................      17,621         82,015
   Interest expense .......................      (5,314)        (5,589)
                                             ----------     ----------
Loss from continuing operations-- before
   income taxes ...........................  (1,284,460)      (578,607)
 Income tax benefit .......................                     57,890
                                             ----------     ----------

Loss from continuing operations ...........  (1,284,460)      (520,717)


Discontinued operations:
  Income from operations of divested
  subsidiary net of income tax expense
  of $19,000 in 1995 ......................                     22,240

  Gain on disposal of divested subsidiary
  net of income tax expense $29,820 .......                     76,020
                                             ----------     ----------

Net loss .................................. $(1,284,460)   $  (422,457)
                                             ==========     ==========

Income (loss) per common share:
  Loss from continuing operations ......... $     (0.40)   $     (0.15)
  Income from discontinued operations .....                       0.01
  Gain on disposal of divested subsidiary..                       0.02
                                             ----------     ----------

Net loss .................................. $     (0.40)   $     (0.12)
                                             ==========     ==========



Weighted average number of common shares...   3,210,079      3,408,424





                 See notes to consolidated financial statements.
                                        5




                Consolidated Statements Of Operations (Unaudited)

                    Nine Months Ended May 31, 1996 and May 31

                                                1996           1995
                                             ----------     ----------


 Revenues ................................. $    80,560    $   537,505
 Cost of sales ............................     893,628        675,708
                                             ----------     ----------

 Gross profit (loss) ......................    (813,068)      (138,203)

 Selling, general and administrative
   expenses ...............................   1,939,475      1,117,115

Impairment loss ...........................      73,732
                                             ----------     ----------

Loss from operations ......................  (2,826,275)    (1,255,318)

 Other credits (charges):
   Investment income ......................     101,489        196,940
   Interest expense .......................     (18,033)        (2,035)
                                             ----------     ----------
Loss from continuing operations-- before
   income taxes ...........................  (2,742,819)    (1,060,413)
 Income tax benefit .......................                     63,625
 Minority interests in loss of
   consolidated subsidiaries ..............                     26,720
                                             ----------     ----------

Loss from continuing operations ...........  (2,742,819)      (970,068)


Discontinued operations:
  Income from operations of divested
  subsidiary net of income tax expense
  of $95,100 in 1995 ......................                    294,760

  Gain on disposal of divested subsidiary..                     76,020
                                             ----------     ----------

Net loss .................................. $(2,742,819)   $  (599,288)
                                             ==========     ==========

Income (loss) per common share:
  Loss from continuing operations ......... $     (0.83)   $     (0.29)
  Income from discontinued operations .....                       0.09
  Gain on disposal of divested subsidiary..                       0.02
                                             ----------     ----------

Net loss .................................. $     (0.83)   $     (0.18)
                                             ==========     ==========



Weighted average number of common shares...   3,307,896      3,380,499




                 See notes to consolidated financial statements.



                                             Consolidated Statement Of Shareholders' Equity (Unaudited)


                                                           Nine Months Ended May 31, 1996


                                 Preferred stock        Common stock     Capital in                  Treasury Stock
                                -------------------  ------------------    excess                   ----------------
                                Shares     Amount     Shares     Amount    of par       Deficit     Shares    Amount    Total
                                ------     ------     ------     ------ -------------   -------     ------    ------   ------


Balances as of
  September 1, 1995 .......... 1,000,000  $ 10,000   3,425,000 $ 34,250  $ 8,355,641 $(2,277,342)            $        $ 6,122,549

Purchase of
  treasury stock (Note 2) ....                                                                      111,121   (62,511)    (62,511)

Repurchase and retirement
  of common stock (Note 3) ...                        (103,800)  (1,038)     (71,304)                                     (72,342)

Net loss .....................                                                        (2,742,819)                      (2,742,819)
                               ---------   --------- ---------  -------   ----------  ----------    --------  -------  ----------

                               1,000,000   $  10,000 3,321,200 $ 33,212  $ 8,284,337 $(5,020,161)   111,121  $(62,511)$ 3,244,877
                               =========   ========= =========  =======   ==========  ==========    ========  =======  ==========





                 See notes to consolidated financial statements.

                Consolidated Statements Of Cash Flows (Unaudited)

                     Nine Months Ended May 31, 1996 and 1995

                                                       1996            1995
                                                    -----------    ------------

Cash flows from operating activities:

Net Loss ........................................   $(2,742,819)   $  (599,288)
                                                    -----------    -----------

Adjustments to reconcile net loss to
net cash used in operating activities:
    Depreciation and amortization ...............       260,586        149,981
    Loss on investments .........................        36,065
    Minority interest in loss of consolidated
      subsidiaries ..............................                      (26,720)
    Impairment losses ...........................       705,902         46,000
    Gain on sale of discontinued operations .....                      (76,020)
   (Increase) decrease in assets:
      Accounts receivable .......................        29,944        227,333
      Work-in-progress ..........................        24,440         42,372
      Prepaid expenses ..........................       (40,010)       (38,330)
      Other current assets ......................                       (3,910)
      Other assets ..............................         4,232        (79,777)
   Increase (decrease) in liabilities:
      Accounts payable ..........................      (152,183)       110,414
      Other current liabilities .................       (30,117)        21,784
      Noncash charges and working capital changes
        -- discontinued operations ..............                     (126,815)
                                                    -----------    -----------
      Total adjustments .........................       838,859        246,312
                                                    -----------    -----------
Net cash used in operating activities ...........    (1,903,960)      (352,976)
                                                    -----------    -----------
Cash flows from investing activities:
  Capital expenditures ..........................      (230,439)      (120,887)
  Cost incurred to acquire minority interest
    in Alexandria, Inc. .........................                       (7,354)
  Purchase of treasury bills ....................                   (1,504,511)
  Proceeds from maturity of treasury bills ......       900,000      2,158,163
  Proceeds from sales of treasury bills .........     1,449,560
  Purchase of certificate of deposit ............                     (412,000)
  Proceeds from maturity of certificates of
    deposit .....................................       131,000
  Payment received on note receivable ...........        53,575        185,000
  Project costs .................................      (925,951)    (1,474,283)
  Cash used for discontinued operations .........                       (6,761)
                                                    -----------    -----------
      Net cash provided by (used in)
         investing activities ...................     1,377,745     (1,182,633)
                                                    -----------    -----------



                                  (continued)

          Consolidated Statements Of Cash Flows (Unaudited) (Continued)

                     Nine Months Ended May 31, 1996 and 1995

                                                       1996            1995
                                                    -----------    ------------


Cash flows from financing activities:
  Principal payments of capital lease
    obligations .................................       (28,692)       (26,680)
  Proceeds from issuance of common stock in
    KG Squared and OffWorld .....................                        1,204
  Proceeds from issuance of note payable ........                       50,000
  Payment of notes payable ......................      (110,416)       (32,626)
  Purchase of treasury stock ....................       (62,511)
  Purchase and retirement of common stock .......       (72,342)
  Cash used for discontinued operations .........                     (185,000)
                                                    -----------    -----------

Net cash used for financing activities ..........      (273,961)      (193,102)
                                                    -----------    -----------

Net decrease in cash and cash equivalents .......      (800,176)    (1,728,711)

Cash and cash equivalents, beginning ............     1,302,292      2,835,220
                                                    -----------    -----------
Cash and cash equivalents, ending ...............   $   502,116    $ 1,106,509
                                                    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest ........................   $    18,033    $     2,035
                                                    ===========    ===========


Supplemental  schedule of non-cash investing and financing activities:

A receivable in the amount of $1,000 was recorded in September, 1994, for common stock subscribed in the formation of KG Squared.

In November 1994, the Company acquired the minority interests of Alexandria, Inc. by issuing 100,000 shares of restricted common stock with a market value of approximately $2.00 per share.

In December 1995, the Company acquired $32,322 in fixed assets through capital lease obligations.

Notes payable in the amount $412,000 were incurred in March 1995 for the acquisition of equipment.



                See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                     NINE MONTHS ENDED MAY 31, 1996 AND 1995

1.       The interim financial statements:
         --------------------------------

         These interim financial statements have been prepared by Creative Programming and Technology Ventures, Inc. ("CPTV," the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the Company's Form 10KSB have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim statements are read in conjunction with the Company's financial statements for the year ended August 31, 1995 included in Form 10KSB, the disclosures are adequate to make the information presented a fair presentation of the Company's financial condition. The results of operations for the nine months ended May 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2.       Purchase of treasury stock:
         --------------------------

         On November 30, 1995, CPTV repurchased 111,121 shares of its restricted common stock for $62,511 from certain members of the management of Alexandria Studios, Inc. ("Alexandria") under the terms of a written agreement executed in connection with the end of their employment relationships with Alexandria. These shares have been recorded as treasury stock and are carried at cost.

3.       Repurchase and retirement of common stock:
         -----------------------------------------

         On December 19, 1995, the Board of Directors of CPTV adopted a resolution to implement a share repurchase program. Under the share repurchase program the Company may repurchase shares of its restricted common stock in the open market. These shares are subsequently canceled. As of February 29, 1996, CPTV had repurchased 103,800 shares of its restricted common stock for $72,342.

4.       Impairment losses:
         -----------------

         The management of CPTV periodically assesses whether there has been an impairment in the carrying value of project costs, property and equipment and intangible assets, primarily by comparing current and projected sales, operating income, and annual cash flows on an undiscounted basis, with the assets carrying value. Based on its review, management recognized impairment losses totaling $705,902 for the nine months ended May 31, 1996. Of this amount $73,732 related to goodwill and the remaining $632,170 represented project costs. The impairment losses for project costs have been recognized in cost of goods sold and selling, general and administrative expenses in the amounts of $570,477 and $61,693, respectively.

5.       Subsequent Events
         -----------------

         On June 28, 1996 the Company accepted the potential for an extension of credit from its majority shareholders. These funds may be made available in increment of $250,000, up to a potential maximum of $500,000. It is the Company's intention to make these funds available to OddWorld for working capital purposes in order to further develop OddWorld's SoulStorm project, until such time that a third party publishing transaction can be consummated to market, distribute or acquire the OddWorld project or interest. Currently, OddWorld has not accepted the final terms and conditions under which the Company is willing to loan the aforesaid funds.

                                 PART I, ITEM 2:
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
- --------

Creative Programming and Technology Ventures, Inc. ("CPTV" or the "Company") has been participating in providing services and products to the entertainment industry since August 1993. In this Discussion and Analysis, the Company updates the detailed financial information about its interactive entertainment software industry participation and financial results.


Financial Condition, Liquidity and Capital Resources
- ----------------------------------------------------

The Company's primary source of liquidity and working capital derives from the Initial Public Offering completed in November 1993, which provided net proceeds to CPTV of approximately $7,700,000. Since then, the Company has used proceeds to provide substantial working capital and project development financing both in the form of debt and preferred and common stock equity financing for several interactive game related business ventures, including the development of its OddWorld subsidiary's SoulStorm title. SoulStorm is an advanced 32-bit game with pre-rendered 3D graphics which is initially targeted at the Sony PSX 32-bit game console platform. The Company also wholly acquired and operated Alexandria, Inc. ("Alexandria") for approximately two years but, it has substantially ceased operations and contract work at Alexandria due to the difficult market conditions currently inherent in the developer for hire position of the interactive game business. In addition, the Company has used a portion of its net proceeds to finance its administrative and legal obligations at CPTV.

Since the completion of the public offering, the Company's total working capital, or unencumbered cash and cash equivalents less current liabilities, has decreased to approximately $286,000, as of May 31, 1996, both as a result of the Company's use of its cash for operations and its capital investments.


CPTV Consolidated
- -----------------

Through May 31, 1996, CPTV has advanced approximately $2.961 million to OddWorld of which approximately $709,000 is debt which represents a large portion of two Promissory Notes secured by a priority pledge of OddWorld's future revenue stream from its SoulStorm title. The majority of the aforesaid debt has been advanced to cover project cost overages that OddWorld has incurred (see
OddWorld) on its SoulStorm game publishing and development effort. CPTV anticipates that further advances will be made for the development of its next generation video game until product release, which has substantially slipped and is now tentatively estimated for the first quarter of 1997. The Company is considering various proposals from interested third parties for funding the remaining estimated cost of its game and its related distribution and marketing costs, in excess of CPTV's commitment. These options include internal debt or equity financing from or through CPTV, external financing from third-parties, or monetary advances from publishers and distributors to be recouped from future revenues from the SoulStorm project. CPTV's founding principals are also prepared and have committed to make a $500,000 loan available to the company in the form of a convertible note since OddWorld principal shareholders and founders have been unable to secure independent third party financing. (See OddWorld)

Sales, general and administrative expenses ("SG&A") on a consolidated basis increased to $1,939,475 for the nine months ended May 31, 1996 as compared to $1,117,115 for the nine months ended May 31, 1995. SG&A expenses for the three months ended May 31, 1996 were $650,558 as compared to $478,533 for the three months ended May 31, 1995.

As a consequence of these operating outcomes, CPTV recorded a loss of $1,284,460, or $0.40 per share for the three months ended May 31, 1996, compared to a loss of $422,457 or $0.12 per share for the three months ended May 31, 1995. For the nine months ended May 31, 1996 the Company recorded a loss of $2,742,819 or $0.83 per share, as compared with a loss of $599,288 or $0.18 per share for the same period in the prior year. This large disparity in comparative operating results stems from the fact that the Company is funding money to build the SoulStorm title and has substantially curtailed all revenue derived from providing service work for the nine months ended May 31, 1996. The broad majority of the aforesaid loss represents components of CPTV's cost associated with carrying the escalating cost on the SoulStorm project as well as increased legal and administrative costs.

As was discussed in recent filings, in light of the Company's historical stage of development on its current projects, CPTV continues to adhere to its plan as follows:

- -    Continued  investing in the SoulStorm  production with OddWorld,  which now represents the Company's primary business prospect.

- -    Completion of its negotiations with third party investors, in an attempt to secure additional financing for the world wide distribution and marketing for OddWorld's SoulStorm title.

- -    Protection of its rights and interest in SoulStorm and OddWorld in light of
     OddWorld's   non-compliance   with  its   Agreement   with   CPTV  and  its
     subsidiaries.


Alexandria Studios, Inc.
- ------------------------

For the nine months ended May 31, 1996, Alexandria's revenues were substantially unchanged from the previous quarter as they have now curtailed all outside contract services. This is compared to the nine months ending May 31, 1995. Alexandria's stand-alone gross operating loss (revenue less direct costs) for the nine months ended May 31, 1996 was $796,450 as compared to a gross operating loss of $244,963 for the same period last year. For the three months ended May 31, 1996 revenues were substantially non-existent as compared to $172,259 for the same period last year. For the three months ended May 31, 1996, Alexandria's gross operating loss was $555,859 as compared to a gross operating loss of $176,495 for the same period last year.

As previously disclosed in the Company's last two Quarterly reports, Alexandria's operations have been brought to a minimal status as to work and employees. Alexandria subcontracted the remaining contract work to be done on the Interplay Frankenstein Contract to to an outside software development studio. Under the terms of this contract, the outside studio has assumed all liability to finish the Frankenstein game.


Off World Entertainment, Inc. d.b.a. OddWorld Inhabitants
- ---------------------------------------------------------

For the nine months ended May 31, 1996, OddWorld continued to operate without revenues as it continues to extend its resources into the production of its 32-bit game SoulStorm. OddWorld's stand alone net operating loss (revenue less direct cost) for the nine months ended May 31, 1996 was $550,613 as compared to a loss of $200,704 for the same period last year. For the three months ended May 31, 1996 operating losses were $236,580 as compared to $101,595 for the same period last year. The increasing losses represent the expanded staff and production efforts currently taking place at OddWorld as its SoulStorm production matures. To date, all of OddWorld's financing has been provided by CPTV.

As previously announced, CPTV has been evaluating additional financing options to cover anticipated costs associated with the completion of OddWorld's SoulStorm interactive software title and to assist in funding the marketing and promotional program related to the product's launch.

As of the third quarter ended May 31, 1996, CPTV had extended $2,961,278 plus additional credits to OddWorld in the form of deferred salary and software tool licensing fees. With the product release date now projected to slip into or beyond the first quarter of 1997, due to production problems at OddWorld, CPTV has been informed by OddWorld that it expects the total budget of the SoulStorm project to surpass $5 million dollars, substantially more than previous estimates. As a result, CPTV has taken several major steps in an attempt to protect its investment in the project. CPTV has notified OddWorld that it is in non-compliance with the Purchase Agreement by and between OddWorld and KG Squared, a wholly-owned subsidiary of CPTV, and CPTV has acted on its rights under said Agreements by: 1) demanding an immediate redemption (repayment) of all of its principal investment and creating a creditor equity preference therein; and 2) acting on its rights to place a majority representation on OddWorld's board of directors until such time as its Preferred Stock is redeemed and additional capital arrangements for the future are secured. In light of the product release slippage, production problems and associated budgetary constraints, CPTV has also informed OddWorld that it no longer has sufficient funds to unilaterally continue funding the SoulStorm project and OddWorld's day to day operations.

Due to the decision by CPTV to lend its support to the development program for SoulStorm above and beyond the initial Preferred Stock Funding Commitment, CPTV believes that its remaining cash resources will only be adequate to provide sufficient funds for its own operations for another 60 to 90 days, unless an extension of credit or financing from outside sources is obtained. Furthermore, until another financing agreement can be achieved, CPTV is not able to predict whether it will be able to obtain sufficient working capital necessary to complete the development of SoulStorm. Since OddWorld has not been able to secure its own third party financing to cover its continuing operation, CPTV has been proactive in securing and submitting additional financing options for OddWorld independent of OddWorld's principals and shareholders.

Subsequent Events
- -----------------

On June 28, 1996 CPTV accepted a partial extension of credit from Kim Magness, Gary Magness and Gary Vickers, affiliates of CPTV, which included a first installment of $250,000 and a potential second installment of another $250,000 for a potential total of $500,000. CPTV's intention is to make these loan monies plus potentially some of its own capital available in OddWorld for additional working capital to further development on OddWorld's SoulStorm project until such time that a third party publishing transaction can be consummated to market, distribute or acquire the OddWorld project or interest.

As of this date, OddWorld has not accepted the final terms and conditions under which CPTV is willing to loan the aforesaid funds. CPTV believes its financing proposal is the only currently available and viable interim funding source for OddWorld. Should OddWorld not accept said financing and does not present an acceptable alternative third party financing solution, then CPTV may further proceed to act on its rights and remedies with respect to its investment in OddWorld.

                           PART II: OTHER INFORMATION


Items 1 Through 6:  None

                                 Signature Page




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             Creative Programming and Technology Ventures, Inc.




                             By:        /s/Gary R. Vickers
                                ----------------------------------------
                                Gary R. Vickers, President, CPTV



                                Date:  July 12, 1996