Form 10KSB
period 1996-08-31
CREATIVE PROGRAMMING & TECHNOLOGY VENTURES INC
filed 1996-12-16
CIK 913160

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended August 31, 1996
OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-19817


               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
               --------------------------------------------------
                 (Name of small business issuer in its charter)


           Colorado                                        84-1236669
  ------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)


              7900 East Union Avenue, Suite 1100, Denver, CO 80237
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

Telephone number, including area code:  (303) 694-5324

Securities registered under Section 12(b) of the Act:  None.

Securities registered under Section 12(g) of the Act:

                                  Common Stock
                                  ------------
                                (Title of Class)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                           Yes /X/     No /  /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in his form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

State issuer's revenues for its most recent fiscal year: $60,650 Fiscal year ended August 31, 1996.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock ($.4062), as of August 31, 1996: $895,000.

Shares of common stock outstanding as of September 1, 1996:  3,210,089.

There are no documents incorporated by reference into this Form 10-KSB.

                                     PART I

ITEM 1.  BUSINESS
         --------

(a)  Business Development

     Creative Programming and Technology Ventures, Inc. (referred to herein as the "Company" and "CPTV") was formed under Colorado law in July 1993 for the purpose of producing and distributing innovative advertising, interactive digital entertainment. In August 1993, the Company acquired Celluloid Studios, Inc., a Denver, Colorado based advertising company producing animated and mixed media television commercials. The Company completed a public offering of 2,300,000 shares of its common stock in November 1993, resulting in net proceeds to the Company of approximately $7,700,000.

     CPTV's original goal was to use the creative and technical foundation of Celluloid Studios to provide an entree into the interactive CD-ROM consumer products market. As described in the Company's Form 10-KSB for the year ended August 31, 1995, the Company sold its interest in Celluloid Studios effective May 31, 1995. Following the divestiture of its interest in Celluloid Studios the Company narrowed its scope to building games for third party publishers through its Alexandria subsidiary and to joint venturing the production of its own original consumer game products and intellectual property through Off World Entertainment, Inc. d/b/a OddWorld Inhabitants, Inc. (referred to herein as "OddWorld").

     The Company successfully transitioned its business into the interactive entertainment business by acquiring Alexandria, Inc. (a California Company) and subsequently made a major equity investment and project financing to co-publish its first interactive game through an ownership interest in Off World
Entertainment, Inc., which is described more fully below. However, due to increased competition, industry consolidation, escalating product costs, and marketing risk associated with the Company's OddWorld investment, the Company's Board of Directors made a strategic decision to exit the interactive entertainment business sector by divesting its OddWorld interest for a gain and substantially downsizing its Alexandria operations.

     The Company's executive offices are located at 7900 East Union Avenue, Suite 1100, Denver, Colorado 80237, and its telephone number is (303) 694-5324.

     Certain capitalized terms and acronyms used herein are defined below in the "Glossary," commencing at page 4.

Glossary
--------

     This report uses numerous terms common to the interactive entertainment sector of the computer hardware and software industry. The following sets forth definitions of the terms used herein:

     Bit - In computer terminology, the smallest possible piece of information which operates in binary (i.e., it is either "on" or "off").

     CD-ROM - Compact Disk Read Only Memory. A CD which plays on a home music CD player is a form of CD-ROM. It can only be read (i.e., played) and not written, it cannot save new music files to the disk. CD-ROM also refers to a type of disk and its disk drive which can be attached to an ordinary home computer. It carries software and data imprinted on the disk. CD-ROMs are digital storage media, like a floppy disk, or a hard drive, but with extremely high data capacity due to the use of optical techniques. Thus thousands of times more information can be stored on a CD-ROM for retrieval at the computer console. CD-ROMs may contain visual images (pictures), sound, and/or text.

     Computer Graphics - Visual displays of scenes, characters or abstractions created entirely by computer. Often used in the term computer graphics imagery, abbreviated CGI.

     Digital - Technology wherein data (alphanumeric, pictures, and sound) are converted into a set of on and off messages (see "bit" above) which makes the data manipulable using a computer.

     Edutainment - Educational entertainment programming.

     Game console - See video game system, herein below.

     Hardware - Computers; devices including electronic circuitry which responds to software instructions as well as all attachments used to input data or commands and to output manipulated data.

     Interactive - Whether on television or on a computer, interactive refers to the ability of the user to control what they see and to engage in two-way communication.

     Mixed Media - Combinations of any two or more of the following: motion picture photography, still photography, videography, computer generated imagery, special effects, and animation.

     Multimedia - A term referring to any mix of differing media or technologies, i.e., a multimedia presentation may consist of music, graphics and text. These presentations may involve several pieces of hardware, i.e., computer, videotape, MIDI (digital music) setup, or any of a dozen other presentation tools.

     Multimedia PC (MPC) - A personal computer (especially an IBM-compatible PC) capable of employing software, especially that which is recorded on a CD-ROM, incorporating extensive use of high-resolution graphics images (photographic quality pictures), audio-CD quality stereo sound, and full-motion video, with high speed access.

     Next generation video games - Video game system hardware designed to operate at 32- and 64-bit (defined herein below) speeds. Next generation systems include Atari Jaguar, 3DO, Sega Saturn, Nintendo Ultra-64, and Sony PS-X/Playstation.

     Port (vb.) - to adapt or re-program interactive entertainment software created for one proprietary video game system (VGS) platform so that it will operate on a different platform.

     Random Access Memory (RAM) - RAM is a type of memory or storage built into many types of computer-based equipment, including VG8 systems and computers. RAM allows the software to "load" itself for faster access by the "brain" of the aforesaid equipment.

     Resolution - Each image is measured by the number of dots per inch, many laser printers use approximately 300 dpi, the number of lines of information per page, and, in computer generated graphics, the number of picture element (pixels) of information per frame. The resolution achieved for high resolution film is 3,000 by 4,000 pixels.

     Software - The coded instructions supplied to a computer which control the manner in which the various hardware components process information.

     Three-dimensional computer graphics - Scenes, characters or other computer graphics (defined herein above) having the appearance of not only width and height (as in the classic hand-drawn cartoon animations) but also depth, as in a motion picture.

     32-bit and 64-bit - An engineering term referring to the speed at which a video game system can process instructions from the user through the software. The generation of video game systems which is currently widely in use operates at 16-bits, including Sega Genesis and Super Nintendo Entertainment System.

     VGS platform - 1) A specific, video game system (defined below) with a proprietary standard for software to operate therewith; 2) the proprietary software standard of a specific make and model of video game system.

     Video game system - Computer hardware, sometimes called game consoles, specifically designed for the purpose of playing video games, including control devices (e.g. "joy sticks" and other kinds of controllers) and adapters designed to enable use of different software formats.

(b)  Business of the Issuer

General - Historical
--------------------

     The Company has been offering creative services for the entertainment industry since August 1993, when it acquired Celluloid Studios, Inc. (which subsidiary was sold effective May 31, 1995, as described below). After the completion of its initial public offering, CPTV set out to diversify into the development of interactive entertainment consumer products by wholly acquiring Alexandria, Inc. which developed games for third party publishers. In late 1994, the Company began to finance a second subsidiary Off World Entertainment, Inc. (d/b/a OddWorld Inhabitants, Inc. ("Oddworld") to develop 32-bit game systems for advanced game platforms which, at that time, had negligible market penetration. After the installed base of newly introduced advanced game consoles, such as Sony PSX, and Windows 95(SDK) began to penetrate the market, the Company focussed its effort on the creation of an originally produced game property through OddWorld.

     As was publicly reported in September 1994, CPTV embarked on a speculative strategy in the interactive entertainment business when CPTV co-founded OddWorld. The decision to launch OddWorld was part of a plan to diversify CPTV from the lower margin "work for hire" services then being performed by CPTV's Alexandria, Inc., subsidiary into the production of proprietary games designed for advanced (32-bit and beyond) platforms. Under the "work for hire" model, Alexandria built products around intellectual property owned by major third party entertainment publishers in exchange for certain development fees and a royalty from retail sales after development costs had been recouped.

     The investment in OddWorld was intended to be an alternative strategy for CPTV centered around creating its own products and the underlying intellectual property. However, significant cost escalations and time delays in OddWorld's operations required CPTV to commit the majority of its resources to mature its investment therein. This investment eliminated some of the diversification that CPTV originally had sought. CPTV also borrowed an additional $500,000 from affiliates to protect its investment in OddWorld and suplement its working capital needs and this resulted in total expenditures by CPTV of approximately $3.7 million. The game, known as "SoulStorm(TM)," the first product of the proposed "StoryDwelling Adventure" series, is still in development and will not be completed until 1997. Several leading publishers reviewed SoulStorm(TM) and expressed a significant degree of interest in it. In order to ensure the completion and marketing of SoulStorm(TM), to look in and provide CPTV with a substantial return on its investment, and to allow it to divert its resources into other areas, CPTV agreed to sell its entire interest in OddWorld to GT Interactive Software Corp. ("GT"), a NASDAQ-listed, leading global publisher of interactive entertainment, edutainment, and value-priced software.

The Company's Subsidiaries
--------------------------

     CPTV has primarily operated through its subsidiaries since its acquisition of Celluloid Studios in August 1993. The Company may or may not continue to operate in this manner after the divestiture of its OddWorld investment. The following describes the historic areas of participation for the Company's subsidiaries.

     Alexandria. In November 1994, CPTV completed the acquisition of the entire outstanding capital stock of Alexandria, Inc.

     Alexandria was formed on July 2, 1992 as a California corporation, and is located in San Luis Obispo, California. As Visions Unlimited, a California general partnership, Alexandria was previously involved in the creation of interactive entertainment software for use on the most popular home video game systems including Sega Genesis, Super Nintendo, Sega CD, and 3DO CD-ROM platforms.

     Alexandria had historically provided contract services for game production with TekMagic, Inc., who later assigned their interest in Sylvester and Tweety in Cagey Capers to Time Warner Interactive, U.S. Gold, Inc. (for a game based on the Atlanta 1996 Summer Olympic Games), InterPlay Productions, Inc. and Virgin Interactive Entertainment, Inc., who later divested the Warner licensed game "Demolition Man" to Acclaim Entertainment.

     OddWorld. On September 27, 1994, CPTV, through KG Squared, Inc. ("KG Squared"), committed to invest $2,252,646 for the purpose of seeding OddWorld's start-up and creation of an original series of interactive games through OddWorld Inhabitants, a privately-held Delaware corporation ("OddWorld").

     In return for CPTV's investment, it received 49% of the outstanding voting common stock of OddWorld and 100% of the outstanding non-voting Class A preferred stock. The other two individual founders of OddWorld retained 51% of the voting common stock of OddWorld. Non-voting common stock amounting to 10% of the equity of OddWorld had been reserved for issuance to non-management employees and officers of OddWorld, of which 3% had been issued. Non-voting common stock amounting to another 10% of equity was additionally owned by CPTV through Alexandria.

     OddWorld was formed in 1994 as a Delaware corporation and is located in San Luis Obispo, California. CPTV made the investment in OddWorld because it felt there were very few well qualified computer graphic imagery (CGI) producers and real-time 3D animators of OddWorld's caliber and it wanted to create its own intellectual property rather than continue to produce games for outside companies which were more dependent on third-party content. OddWorld's overall production experience and its high end 3-D computer graphics history, coupled with its personnel's knowledge of film, choreography, and environmental design, provide a powerful new element to the process of video game production.

     When CPTV acquired its interest in OddWorld, the parties had agreed on a budget of approximately $2.3 million for development of SoulStorm(TM), the major asset of OddWorld. At that time, the founding principles anticipated that SoulStorm(TM) would be marketable in late 1996. Significant delays occurred, and development of SoulStorm(TM) has cost approximately $3.7 million and was expected to cost an additional $1 million or more, and the release date slipped to late 1997.

     Through September 13, 1996, CPTV and its affiliates had been called upon to provide 100% of the financing for the development of SoulStorm(TM). CPTV completed its purchase of the Series A Preferred Stock in or about February 1996, and continued to loan additional funds to OddWorld necessary for OddWorld to continue the development of SoulStorm(TM). In May and June 1996, OddWorld was in need of additional working capital. Even though CPTV had no obligation to advance additional working capital at that time, no other source of financing was available to OddWorld and CPTV felt it was imperative to protect its investment in OddWorld. In July 1996, OddWorld entered into a Loan and Security Agreement whereby it acknowledged that CPTV had loaned $769,000 in addition to the Series A Preferred investment, and in which CPTV agreed to advance an additional $500,000 by September 1, 1996. On August 30, 1996, CPTV advanced $64,300 (which amount was in excess of the required $500,000). In addition, CPTV has provided OddWorld with a guarantee allowing OddWorld to purchase approximately $275,000 worth of equipment and CPTV, through its Alexandria, Inc., subsidiary, has leased OddWorld extensive additional equipment. Consequently, CPTV believes that it provided OddWorld with approximately $3.7 million in financing, an amount which has been insufficient to complete the development of SoulStorm(TM) after a two year period because of unanticipated time delays and significant budget overruns.

     In the Loan and Security Agreement, OddWorld granted CPTV a security interest in all of OddWorld's tangible and intangible assets to collateralize the repayment obligation for both the $769,000 and the $500,000 loans. In addition, the loans are convertible into OddWorld Class A common stock at the rate of $230 per share. The Loan and Security Agreement required interest at 12% per annum, and repayment on demand at any time on or after the earlier of September 1, 1996 or such time as a third party acquires CPTV's entire interest in OddWorld. At the time that OddWorld and KG entered into the Loan and Security

Agreement, OddWorld and KG were engaged in negotiations with GT relating to the GT Transactions. CPTV has agreed not to exercise its conversion right pending the closing of the GT Transactions. The repayment obligation under the Loan and Security Agreement were deferred, pending CPTV shareholder approval and the release from escrow of the documents and funds necessary to complete the GT Transactions, as described below.

     On September 13, 1996, the parties executed agreements for the completion of a related series of transactions whereby CPTV would sell its entire debt and equity interest in OddWorld to GT, and GT would make certain financial commitments to OddWorld (the "GT Transactions"). The transactions contemplated by these agreements (the "GT Agreements") involve OddWorld, Ms. McKenna and Mr. Lanning, CPTV and KG:

     In a complex series of transactions, CPTV agreed to sell its interest in OddWorld by exchanging its Class A and B Common Stock and Series A Preferred Stock for a newly-created voting Series B Preferred Stock of OddWorld, and then to sell to GT all of this Series B Preferred Stock and assign all "Affiliate Indebtedness" to GT for $7 million less accrued, unpaid expenses as of August 16, 1996 (approximately $175,000). "Affiliate Indebtedness" includes all amounts owing under the Loan and Security Agreement, including the $769,000 and the $500,000 loans described above," amounts owed to Alexandria for rental and other payments, and other amounts owing by OddWorld to CPTV, Alexandria, or any other affiliate of CPTV, including the $64,300 advance made on August 30, 1996. In addition, Alexandria conveyed all of its assignable assets (including software, hardware, fixtures, and contract rights associated therewith) to OddWorld.

     GT also agreed to provide additional financing to enable OddWorld to complete SoulStorm(TM), and OddWorld entered into new employment agreement with its management.

     The GT Transactions were closed on September 13, 1996. However, because the GT Transactions required approval of the shareholders of CPTV, all agreements and funds were placed in escrow pending CPTV shareholder approval. Shareholder approval was obtained on November 15, 1996.

     In accordance with the GT Agreements, the escrow agent for the GT Transactions (Republic National Bank of New York) is retaining 10% of the purchase price ($700,000 plus interest earned on the deposit) in escrow for an additional two years. The purpose of this holdback escrow is to provide GT with potential recourse against any valid future claims should any of the representations and warranties made to it by CPTV or KG in the Purchase Agreement lead to any valid claims against CPTV's interest. Under the agreement, GT may make no claim unless the total of all claims results in damages to GT exceeding $100,000. Thereafter, GT may claim all damages suffered as a result of breaches of representations and warranties in excess of $100,000, but all potential future claims and liabilities will be capped at $2,000,000 of the original $7,000,000 purchase price (such cap including the $700,000 holdback). In the agreements with GT, CPTV made numerous representations and warranties, including a representation that the intellectual property included in SoulStorm(TM) is owned by OddWorld. Based on its knowledge, CPTV believes that the representations and warranties were true and correct in all material respects when made. CPTV does not anticipate that any substantial claims will arise therefrom. It must be recognized, however, that no assurances can be given in this regard, and that if any claim does arise and is found to be valid, CPTV could incur total liabilities of up to $2,000,000 (including defense costs) over the next two years.

     Celluloid Studios. In August 1993, the Company acquired Celluloid Studios, Inc., a Colorado corporation ("Celluloid Studios") which has produced over 100 commercials utilizing live action, animation, and combinations of live action and computer generated effects. Effective May 31, 1995, the Company sold its interest in Celluloid Studios to Visitor, Inc. As consideration for the sale, Celluloid repaid in full a $100,000 working capital loan outstanding from CPTV. In addition, the purchaser paid CPTV $100,000 cash and issued CPTV a 30 month, 12% promissory note in the amount of $220,000. All required payments have been made by Celluloid Studios on time as of this filing and the outstanding balance for this Note is now $111,206 with a maturity of December 19, 1997. The note is secured by substantially all of the assets of Celluloid.

     CPTV had purchased Celluloid in 1993 with the intent of adapting its animation capacity to the production of interactive content for PCs and advanced video game systems. Subsequent to the Celluloid purchase, CPTV acquired Alexandria, Inc. ("Alexandria"), an already established game production company, and invested in OddWorld. The Alexandria and OddWorld acquisitions allowed CPTV to focus its energies on building its software development holdings and producing leading edge games on next generation platforms and advanced multi-media PCs. Consequently, CPTV concluded that Celluloid's emphasis on animated commercials was no longer consistent with CPTV's core plan to build interactive entertainment for the consumer marketplace.

     As a result of the sale, CPTV has treated Celluloid as a discontinued operation during the fiscal year ended August 31, 1995.

Current Business of CPTV
------------------------

     Currently CPTV has two subsidiaries, KGSI and Alexandria. Neither of these subsidiaries is currently engaged in any significant operations. As a result of shareholder approval of the GT Transactions, CPTV no longer has any direct or indirect interest in OddWorld, SoulStorm(TM), or certain of the Alexandria assets which were conveyed to OddWorld as a part of the GT Transactions. In November 1996, CPTV received approximately $6,167,000 as a result of the completion of the GT Transactions. (CPTV received an additional $14,000 accrued interest in December 1996.) The remaining $700,000 is being retained in the holdback escrow which is being reasted as restricted cash on CPTV's balance sheet. In September 1998 the funds in the holdback escrow will be released to CPTV unless a valid claim is authorized therein and this reduces the holdback provision.

     In addition, OddWorld assumed all liabilities with respect to third party leases of equipment and loans collateralized by equipment which have been guaranteed by CPTV. This resulted in the return of approximately $335,000 to CPTV in addition to the purchase price.

     Initially, KG and CPTV will use the proceeds to pay all existing debts, professional fees, and expenses (estimated to be approximately $900,000 at August 31, 1996, including the $500,000 loan plus interest payable to Messrs. Kim and Gary Magness and Gary Vickers for the loan made in July 1996 to provide financing to OddWorld). CPTV continued to incur expenses in connection with its operations, and legal and accounting costs relating to the GT Transactions in amounts which will be determined in connection with CPTV's quarterly report on Form 10-QSB for the quarter ended November 30, 1996.

     As a result of the completion of the GT Transactions, CPTV will have a substantial amount of liquid capital which it will invest in certificates of deposit, short-term obligations of the United States government, or other suitable short-term investments. The CPTV Board of Directors will consider various alternatives for CPTV, including (without limitation) seeking and considering other business opportunities that may be presented to CPTV or making a partial or full distribution of the net cash proceeds to the shareholders or, possibly, a liquidation. CPTV may also consider a corporate stock repurchase if, in the opinion of the Board of Directors, circumstances so warrant. The Board of Directors believes that CPTV may be an attractive merger or acquisition target for successful businesses that may be in need of additional working capital or a public shareholder base. Such a transaction will possibly give the shareholders of CPTV an interest in a related or new line of business and the opportunity to grow with the business combination. If after a reasonable period of time the Board of Directors has not identified any business combinations that it believes its shareholders will support, the Board will consider the alternatives of paying cash dividends to shareholders, or recommending to the shareholders a full liquidation of the Company. Any dividend or liquidation would have tax consequences on shareholders which the Board would have to consider at the time. Furthermore, the Company would have to ensure that it retained sufficient funds for an extended period of time (up to two years and $2,000,000 or more) to ensure that CPTV had provisions for any and all potential and contingent liabilities with respect to representations and warranties, and other issues. Consequently if any payment to shareholders (whether by way of dividend or liquidation) is to occur, it would likely entail at least two different payout stages. The Board has made no determination with respect to the foregoing and initially has set out and directed management to actively look for suitable business combinations.

     Although it believes that it has developed a specialized knowledge of the interactive entertainment industry, CPTV does not propose to restrict its search for investment opportunities to any particular industry. CPTV anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks since emerging growth business opportunities are inherently more volatile than mature businesses. As a result of rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the available capital which CPTV will have or the benefits of a publicly traded corporation, or both.

     CPTV  anticipates  that  business  opportunities  will  be  brought  to its
attention   from  various   sources,   including  its  officers  and  directors,
professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

     To a large extent, a decision to participate in a specific business opportunity will be made upon management's analysis of the quality of the other firm's management and personnel, or the ability of CPTV's management to assume management of the target firm; the anticipated acceptability of new products or marketing concepts; the merit of technological changes; and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, the historical operations of a specific firm may not necessarily be indicative of future potential due to proposed remedial measures such as to shift marketing approaches, expand operations, change product emphasis, change or substantially augment management or make other changes. CPTV may be dependent upon the owners of a business opportunity to identify problems. If CPTV participates in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, CPTV will incur further risk since management of the target company in many instances will not have proved its abilities or effectiveness. It can be expected that a market for such firm's products or services may not be established, and the profitability of the firm will be unproven and unpredictable.

     CPTV's Board of Directors has the authority to effect certain business combinations without submitting the proposal to the shareholders for their consideration. In some instances, however, the proposed participation in a business opportunity or alternatively the full liquidation of the Company may be submitted to the shareholders for their consideration, either voluntarily by the Board of Directors to seek the shareholders' advice and consent, or because of a requirement of state law to do so. Any shareholder vote will be solicited in accordance with the applicable rules and regulations of the Securities and Exchange Commission and state law.

     The Board of Directors and management of CPTV believe that the shareholders of CPTV have historically not been able to realize the full value of their holdings as the price of the CPTV common stock as reflected on the NASDAQ-Small Cap market has consistently carried a market capitalization reflecting a steep discount to CPTV's book value per share. Given the current depressed price of CPTV common stock management of CPTV may at some time recommend that the Board of Directors consider distributing a portion of the proceeds from the GT Transactions to shareholders as a dividend or alternatively fully liquidating the company while providing for contingent liabilities. If made, any such distribution or liquidation may have tax consequences to the CPTV shareholders receiving the dividend or return of capital. CPTV may also consider a corporate stock repurchase if, in the opinion of the Board of Directors, circumstances so warrant.

(1) Principal products or services and their markets

     As a result of the completion of the GT Transactions, the Company no longer develops any products or provides any significant services. Therefore this item is not applicable.

(2) Distribution methods of the products or services

     As a result of the completion of the GT Transactions, this item is no longer applicable.

(3) Status of any publicly announced new product or service

     See Item 1b, above.

(4) Competitive business conditions

     Competition in the interactive entertainment industry has been very high, with a number of very large companies with significantly greater financial resources than CPTV developing games and other forms of interactive entertainment. Nintendo and Sega dominate the market for electronic game platforms, but there are numerous independent publishing and development companies who produce games under license to Nintendo or Sega. Sony is also trying to aggressively enter into the business with the introduction of its new Playstation game console. Electronic Arts, GT Interactive, Acclaim, Sierra On-Line, Interplay Activision, Broderbund and a handful of others are some of the dominant independent producers of video game software for the PC and game consoles. There have also been many new announcements regarding well-financed Silicon Valley based companies that are attempting to pursue similar businesses to that of the Company.

     As a result of the completion of the GT Transactions, however, CPTV is no longer engaged in the development of interactive entertainment. The divestiture of the OddWorld interest leaves CPTV with predominantly a cash balance sheet with no substantive operation's reported on its income statement. As noted above, while management believes that it has developed a specialized knowledge of the interactive entertainment industry, CPTV does not propose to restrict its search for investment opportunities to any particular industry. CPTV anticipates that the selection of a business opportunity will be a complex process and will involve a number of risks since emerging growth business risk. As a result of rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking either the available capital which CPTV will have or the benefits of a publicly traded corporation, or both.

(5) Sources and availability of raw materials and equipment

     Not applicable.

(6) Dependence on one or a few major customers

     Although Alexandria had historically been highly dependent on five major publishers, who provided 100% of its revenue, these publishers did not contribute significantly to CPTV's consolidated revenues during the 1996 fiscal year. As a result of the completion of the GT Transactions, however, on a pro forma basis CPTV does not have any significant amount of consolidated revenues from operations.

(7) Patents, trademarks, licenses, franchise, concessions, royalty agreements, or labor contracts, including duration

     The Company has divested all rights it had to intellectual property, tools, trademarks and patents in the GT Transactions. As a result, neither CPTV nor its subsidiaries own any patents, registered trademarks or hold any material licenses at this time.

(8) Need for government approval

     Not applicable.

(9) Effect of existing or probable government regulation

     Not applicable.

(10) Research and development expenditures

     CPTV has made no expenditures for research and development activities during the past two years except certain game development cost, and it has not participated in any customer-sponsored research and development activities during that period. From time to time during periods of idle development capacity Alexandria has historically invested in internal proprietary tools and technology.

(11) Costs and effects of compliance with environmental laws Not applicable.

(12) Number of total employees and number of full time employees.

     As of November 2, 1996, CPTV and its consolidated companies employed 2 full-time and 2 part-time personnel. There are currently no employees of Alexandria. As a result of the completion of the GT Transactions effective September 13, 1996, these employees are not consolidated with CPTV.

ITEM 2.  DESCRIPTION OF PROPERTY
-------  -----------------------

     Neither CPTV nor any of its subsidiaries own any interests in real property. CPTV and each of its subsidiaries have historically leased office space from unaffiliated parties at rates which are determined by the local markets.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

     The Company is a not a party to any material threatened or pending claims as of the date of this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ------------------------------------------------------------------

(a)      Market Information.

     The Company's Common Stock is publicly traded in the over-the-counter market and, since November 12, 1993, has been quoted on the National Association of Securities Dealers, Inc.'s Automated Quotation System ("NASDAQ") Small Cap Market under the symbol "CPTV." The range of high and low bid quotations for the Company's Common Stock as provided by NASDAQ since it began trading is provided below. These over-the-counter market quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                                    Bid Price
                                                    ---------
         For the Quarter Ended                  Low        High
         ---------------------                  ---        ----

         1994
         November 30                          $1.875       $2.56

         1995
         February 28                          $1.50        $2.1975
         May 31                               $1.125       $2.625
         August 31                            $1.50        $2.625
         November 30                          $1.875       $2.00

         1996
         February 20                          $0.531       $1.125
         May 31                               $0.375       $0.75
         August 31                            $0.188       $0.50
         August 31 to date                    $0.375       $1.3125

(b) Holders.

     (b)(1) The number of record holders of the Company's Common Stock on December 30, 1996 was 73. This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

     (b)(2) Not applicable.

(c)  Dividends

     Dividends are payable on Common Stock when, as, and if declared by the Board of Directors out of funds legally available to pay dividends, subject to any preferences which may be given to holders of preferred stock. The Company has paid no cash dividends to date, however, the Board may consider the payment of dividends or consider options to fully liquidate in the future. The Board's policy on these issues will be in part driven by whether the public market for its stock continues to trade at significant discounts to its cash value or book value per share and whether a dividend would serve to generate full value for CPTV's shareholders. The Company's ability to pay dividends to holders of its common stock is not subject to any contractual limitations.

     The Series A Preferred Stock is entitled to dividends on the same basis as paid to the holders of common stock, whether or not the Series A Preferred Stock has previously been converted into common stock. (See Item 12, "Certain Relationships and Related Party Transactions," below.)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
--------------------------------------------------------------------------------

Introduction/General Discussion

     For the past two years, CPTV has fully concentrated on and committed its financial resources to the development of advanced platform (32 bit and beyond) interactive entertainment (game) products. CPTV initiated its efforts in this industry sector by acquiring Alexandria, Inc., in 1994. At the time that CPTV acquired Alexandria, the market for 16 bit game consoles and related software, namely for Nintendo and Sega brands, had fully matured and industry analysts were projecting a vast and immediate replacement of the 30 million plus 16 bit game console systems installed in the home by the new and improved 32 bit game systems which promised much more advanced graphics and game play mechanics.

     Citing these trends, CPTV anticipated a fast growing and emerging market opportunity for companies that could produce new and unique software for these advanced game platforms. The market formation and adoption of these new platforms was, however, much slower to develop than the Company had predicted. The 16-bit industry dramatically dropped prices and Nintendo and Sega introduced new applications and titles to maintain market share for older systems.

     These efforts delayed the timely formation of a meaningful 32 bit game console installed base and depressed the industry, making it more difficult for new entrant companies such as CPTV, who were relying on the revenue curve guaranteed by timely replacement of older systems and the associated demand for 32 bit software. During this period in 1994-1995, CPTV recognized the difficulties in the market and set forth in the business cautiously with a defensive business model. The Company deployed the majority of its game development capacity in 1994-1995 towards building for outside third-party publishers, rather than focusing on its own publishing efforts, which is very capital intensive. This strategy staved off some of the risk inherent in developing interactive game software during a period when it was difficult to justify the expense of a speculative publishing effort with a small installed base of 32 bit platforms.

     CPTV initiated its original development and publishing efforts by co-founding and capitalizing a start-up company, Off World Entertainment, Inc., d/b/a OddWorld Inhabitants, Inc. The decision to launch OddWorld was part of a plan to diversify CPTV from the lower margin "work for hire" services then being performed by CPTV's Alexandria, Inc., subsidiary into the production of proprietary games designed for advanced (32-bit and beyond) platforms. Under the "work for hire" model, Alexandria built products around intellectual property owned by major third party entertainment publishers in exchange for certain development fees and a royalty from retail sales after development costs had been recouped.

     The investment in OddWorld was designed to be an alternative more speculative strategy for CPTV centered around creating its own products and the underlying intellectual property. However, significant increases in the proposed development cost and time delays in OddWorld's product release dates required CPTV to dedicate most of its resources towards OddWorld to mature its investment therein. This eliminated some of the diversification that CPTV originally had sought, curtailed activities at Alexandria. CPTV invested substantially all of its 1996 capital budget into OddWorld, and borrowed an additional $500,000 from affiliates to protect its shareholders investment in OddWorld resulting in total expenditures by CPTV of approximately $3.7 million. The game, known as "Soulstorm(TM) ," the first product of the proposed "StoryDwelling Adventure" series, is still in development and will not be completed until late 1997. In order to ensure the completion and marketing of Soulstorm(TM); to lock in and guarantee CPTV a substantial return on its investment; and to allow CPTV to divert its resources into other opportunities; CPTV agreed to sell its entire interest in OddWorld to GT Interactive Software Corp. ("GT"), a NASDAQ-listed, leading global publisher of interactive entertainment, edutainment, and value-priced software.

Liquidity and Capital Resources
-------------------------------

     The Company's primary source of liquidity and working capital derived from the public offering completed in November 1993. The Company subsequently used proceeds primarily to acquire Alexandria and to create and finance OddWorld and its initial title Soulstorm(TM), an original advanced 32 bit CD ROM game product slated for Sony's new 32 bit Playstation (PSX) game console and Windows 95 platforms. In addition, the Company has used a portion of its net proceeds to finance its operations.

     CPTV's investment in OddWorld during 1996 was $3.7 million. Delays encountered in the completion of Soulstorm(TM) project had a negative impact on CPTV's liquidity and the Company and the OddWorld principals commenced discussions with various game publishers in early 1996 regarding the acquisition and publishing of OddWorld and the Soulstorm(TM) title. The Company completed the GT Transactions in September 1996 (subject only to CPTV shareholder approval which was obtained on November 15, 1996) and funds were released from Escrow on November 18, 1996.

     As a result of the completion of the GT Transactions, CPTV's liquidity and capital resources changed significantly after September 13, 1996. (See pro forma balance sheet included as a part of the financial statements attached hereto.) CPTV conveyed assets in which it had a total debt and equity investment of approximately $3,700,000 to GT and received net cash of approximately $6,200,000 (including the purchase price and the return of collateral less professional fees and approximately $500,000 in affiliated debt). The escrow holdback of $700,000 is included in this $6,200,000 estimation and will be treated as restricted cash on CPTV's balance sheet.

     At this time, CPTV has no capital commitments for the use of these sale proceeds but will, as discussed above, consider various alternatives.

Results of Operations
---------------------

     General Discussion. CPTV recognized a consolidated net loss of $3,790,681 or $1.16 per share for the year ended August 31, 1995, verses a consolidated net loss of $1,438,688 or .43 per share for the year ended August 31, 1996. These net losses do not include any financial benefit to CPTV from the subsequent September 13, 1996 (fiscal 1997) disposition of its OddWorld investment, which will result in a significant one time net income gain to CPTV of approximately $4,000,000 during the first quarter November 30, 1996 of CPTV's 1997 fiscal year.

     During fiscal 1996, the Company's total revenues were $60,560, significantly reduced from $412,936 total revenues in fiscal 1995. The lower revenues reflect a change in CPTV's business plan whereby it ceased offering game development services which were reflected as revenues, and commenced expenditures of its own game product which was not a revenue producing activity in fiscal 1996. This reduction in revenues was also due to the 1995 sale by CPTV of its Celluloid Studios subsidiary, effective May 31, 1995, and its reduction and eventual termination of operations of its Alexandria subsidiary. In addition, while OddWorld's Soulstorm(TM) game was originally intended to be completed for distribution in 1996 which would have generated revenues, release date delays and development cost increases contributed to year end deficits.

     CPTV's liabilities increased significantly in the third quarter ended August 31, 1996 as it was forced to borrow money to sustain and protect its investment in OddWorld. Professional fees incurred for legal and accounting also increased significantly which were primarily associated with due diligence and transactional cost associated with the OddWorld divestiture.

     CPTV's stand alone loss in 1996 was $1,179,078 million. Approximately $415,000 of this amount associated primarily with legal and accounting professional fees and the remainder associated with administrative salaries, insurance, travel and games project costs which will not be completed as a result of completing the GT Transaction.

     Because of the completion of the GT Transaction in the first quarter of fiscal 1997, CPTV expects that its operating expenses will be significantly reduced during the current fiscal year, although CPTV has incurred expenses in connection with the completion of the GT Transaction and will incur expenses in reviewing other business opportunities.

     OddWorld. The Company's OddWorld subsidiary was a primary contributor to CPTV's consolidated loss as it reported a stand alone loss of $881,660 for its August 31, 1996 year as compared to $397,000 for 1995. Increased accounting and legal fees and administrative fees accounting for approximately $500,000
(incurred at CPTV) were also directly allocable to the recent OddWorld divestiture. Overall, the increases in OddWorld losses are attributable to a significantly larger permanent staff necessary to support the maturing product development effort with respect to the Soulstorm(TM) title publishing effort.

     The Company's decision to support the OddWorld subsidiary and its associated publishing efforts proved to be a good investment as it was able to liquidate its 50% interest therein for a gross purchase price of $7 million. This sale was realized on a total investment of approximately $3.7 million. The Company projects it will report net income of approximately $4 million in its first quarter ended November 30, 1997 as a result of the OddWorld divestiture.

     Alexandria. Alexandria ceased its operations in November 1995 and no longer has any employees. Prior to that date, Alexandria took advances from its publishing clients and designed and built interactive video games on a turnkey basis. While Alexandria deployed a defensive business strategy by accepting third-party monetary advances against future product royalty streams, Alexandria severely suffered from some of the repercussions of a difficult game publishing environment because publishers were more price sensitive and let fewer game development and porting contracts during fiscal 1995 and 1996. Publishers also canceled several contracts with Alexandria, citing its failure to meet milestones and market conditions. Alexandria's revenues and performance have been severely impacted in the process declining from $413,000 during 1995 to only $60,560 in 1996.

     As a consequence of these losses and other factors, including the inability of Alexandria's management to win contracts for new business resulting in declining year to year revenues and increasing net losses, and the loss or failure to perform on certain contracts, CPTV's Board of Directors determined that a restructuring, incorporating a change in management along with attrition of certain employees and a reduction in general and administrative overhead at Alexandria, was in order. Accordingly, effective November 20, 1995, the employment relationships with several of the management personnel and employees at Alexandria were ended. Although CPTV took immediate and decisive steps to downsize and curtail Alexandria's losses, operating cost and impaired product development cost, which was expensed, caused Alexandria to report a $1,699,500 million loss for the year ended August 31, 1996, verses a loss of $654,000 for the year ended 1995.

Impact of Inflation
-------------------

     The Company believes that its activities are not materially affected by inflation.

     Recently enacted accounting pronouncement:

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company's management has elected early adoption of this standard. SFAS No. 121 establishes recognition and measurement standards for the impairment of long-lived assets expected to be held and used and long-lived assets to be disposed of. Generally, assets to be held and used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets' carrying amount. If an impairment is indicated, the loss is measured based on the amount by which the assets' carrying value exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less estimated selling costs. Based on its review, the company has recognized an impairment loss related to the excess purchase price over net assets acquired (Note 5).

     In addition, the FASB issued SFAS No. 123 Accounting for Stock-based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows entitles to measure compensation costs related to employee stock plans by either using the fair-value-based method or continuing to uise the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25). The effective date of the statement is for years beginning after December 15, 1995. No material financial statement impact form the adoption of SFAS No. 123 is expected as the Company plans to continue to apply APB No. 25 for its employee stock plans. The Company has not yet determined when it will adopt SFAS No. 123.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     Financial statements prepared in accordance with Item 310 of Regulation S-B follow the signature page and are listed in Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
-------  -----------------------------------------------

(a)  Identification of Directors and Executive Officers.

     The following table sets forth the names and positions of the directors, executive officers and key employees of the Company:


                                                                      Term of Office
Name                     Age             Position                       as Director
----                     ---             --------                       -----------

Gary R. Vickers           37         President, Treasurer                  July 1993
                                     and Chairman of the
                                     Board of Directors,
                                     President, OddWorld
                                     Inhabitants                          Sept. 1994
                                     President, Alexandria
                                     Studios                               Nov. 1995

Gary Magness              42         Director                              July 1993

A. Richard Berman         52         Director                         September 1993

William Gladstone         46         Director*                          October 1993


Craig K. Tanner           43         Director*                          January 1994

Kim Magness                          Advisory Consultant                     N/A

----------

* Messrs. Gladstone, and Tanner are members of the Company's audit/systems committee and compensation committee.

     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Directors are nominated for election by the Board; any shareholder may nominate directors for election at a meeting called for that purpose provided the shareholder complies with certain advance notification procedural requirements including (without limitation) the requirement that not less than 60 days before the record date for the meeting at which such nomination is proposed to be made, the shareholder proposing to make a nomination submits to the Corporate Secretary certain information regarding the proposed nominee. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified.

     The Company's Audit/Systems Committee acts as the liaison between the Company and its independent public accountants. It's members consist of Messrs. Gladstone and Tanner. The Audit/Systems Committee held one meeting during the fiscal year and met and consulted several times with each other and the Company's auditors by telephone. The Audit/Systems Committee is responsible for reviewing and approving the scope of the annual audit undertaken by the Company's independent accountants and will meet with the accountants to review the progress and results of their work, as well as any recommendations the accountants may offer. The Audit/Systems Committee will also review the fees of the independent accountants and make recommendations to the Board of Directors as to the appointment of the accountants. In connection with the Company's internal accounting controls, the Audit/Systems Committee will review the internal controls and reporting systems in place at the Company, review their accuracy and adequacy with management and with the Company's independent accountants.

     The Company's Compensation Committee also consists of Messrs. Gladstone and Tanner. The Compensation Committee also held two meetings during the fiscal year. The Compensation Committee will review salaries, bonuses, and other forms of compensation for officers and key employees of the Company and its subsidiaries, and will establish salaries, benefits, and other forms of compensation for new employees. Included in the Compensation Committee's responsibility is issuance of stock bonuses and stock options under the Company's two plans. In addition, the Compensation Committee will review other matters concerning compensation and personnel as the Board of Directors may request. The Compensation Committee will design the Company's compensation to enable the Company to attract, retain, and reward highly qualified executives, while maintaining a strong and direct link between executive pay, the Company's annual financial performance, and stockholder return. The Committee believes that officers and certain other key employees should have a significant stake in the Company's stock price performance under programs which link executive compensation to stockholder return.

     Gary R. Vickers has been the President and Chairman of the Board of Directors of the Company since its formation in July 1993. In September, 1994, he became President and a director of OddWorld. In April, 1994 he became a Director and in November, 1995 President, of the Company's Alexandria subsidiary. Between 1991 and 1992 Mr. Vickers was employed by S.G.I. Corp., and was the head of that firm's marketing and strategic planning for its entree into on-line software and high-end graphics software development for a proprietary line of parallel super computers. S.G.I. Corp. worked to produce and market a software product for on-line digital communications directed at home delivery of information services accessible via personal computers. Prior to his employment with S.G.I. Corp., Mr. Vickers has been involved in numerous private and public ventures, inclusive of real estate development, investment banking and other activities.

     Gary Magness has been a Director of the Company since July 1993. Since 1976, Mr. Gary Magness has helped to manage family business interests. Since 1977 he has served as president of Magness Land and Cattle and of Limousine Cattle and Arabian Corp. Both entities are primarily engaged in specialized ranching and Arabian horse breeding. Since 1987, Mr. Magness has also served as Vice President of IPC Corporation, a privately-held company that holds numerous patents on plastic extrusion processes and compounds with potential application in various industrial markets. Mr. Magness took courses in Business and Agricultural Business at Western State College, Gunnison, Colorado.

     Kim Magness has served the Company in an advisory capacity since July 1993. Mr. Magness has been a director of Tele-Communications, Inc. ("TCI"), a publicly-traded company, since 1985, representing his family interest in the cable industry. He also manages other family business interests, mostly ranching and breeding Arabian horses. Since 1987, he has also served as chairman and president of IPC Corporation, a privately-held company that holds numerous patents on plastic extrusion processes and compounds with potential application in numerous industrial markets. In 1977, Kim Magness received a B.S. degree with a major in Finance from the University of Denver.

     The Magness family's interest in livestock, cattle, and Arabian horse industries are widespread and comprehensive, and therefore draw upon a substantial time commitment on the part of Messrs. Kim and Gary Magness. The comprehensive cable and programming interests of the Magness family, as publicly reported in the annual reports of TCI and Liberty Media, Inc., may also cause certain conflicts of interest for Messrs. Gary and Kim Magness. See details, below, in "Conflicts of Interest."

     William Gladstone has been a Director of the Company since October, 1993 and has served as a consultant to the Company from time to time. See Item 11, below. Mr. Gladstone is the founder and president of Waterside Productions, Inc., a literary agency and book packager located near San Diego, California, specializing in books about computers, technology and multimedia. Mr. Gladstone founded Waterside in 1982 and since then has been devoting substantially his full time to that business. With Waterside, Mr. Gladstone has developed an expertise in the "how-to" market and has negotiated a large number of contracts between his clients and publishers for whom his clients have created books, videos, computer software, and CD-ROM products. Among the books he has assisted are DOS for Dummies (IDG Press) and The Secrets of the Game (Prima Publishing). Mr. Gladstone has also been editor-in-chief of Arco Publishing (1978-1980), a book company that specialized in test preparation and how-to books, and from 1980 to 1981 was senior editor for trade books and founding editor for "Books for Professionals" for Harcourt Brace Jovanovich Publishing, Inc. Mr. Gladstone received a bachelor's degree from Yale University in 1972 and a master's degree from Harvard University in 1976. He is not the director of any other public company.

     Craig Tanner assumed a senior management position with Tele-TV, Inc. in October 1995. From 1989 until 1995 he was Vice President, Advanced Television Projects for Cable Television Laboratories, Inc. a non-profit corporation conducting research and development activities for the cable television industry. From March 1988 to May 1989, Mr. Tanner was Vice President, Planning for the Engineering and Development Department of CBS Inc. Prior to 1988, Mr. Tanner held various positions with CBS, Inc. and with Sony Communications Products Company (including Business and Product Manager for Sony's high definition systems video products). Mr. Tanner received bachelor's degrees in Electrical Engineering and Communications from the University of Delaware in 1975, and a master's degree in Business Administration-Finance from Fairleigh Dickenson University in 1981. He is not the director of any other public company.

     A. Richard Berman has been a Director of the Company since September, 1993. Mr. Berman received a bachelor of Science degree in Finance from the University of Southern California, in 1964, and a Juris Doctor degree from the University of Denver , School of Law, in 1967. Mr. Berman maintained his own law practice for a period of 20 years in the Denver area, engaged primarily in the practice of general business law. During that time, and thereafter, he was involved in numerous and varied business enterprises, acting as an attorney, real estate broker, or a principal. Mr. Berman now pursues personal investment opportunities.

(b)  Identification of Significant Employees.

     Not applicable. Prior to the sale of its interest in OddWorld, the Company considered Sherry McKenna and Lorne Lanning to be significant employees. The Company previously considered Charles E. Balthaser a significant employee, prior to his departure.

(c)  Family Relationships.

     Gary Magness is the brother of Kim Magness. Richard Berman is the brother-in-law of Gary R. Vickers. There are no other family relationships among the officers, directors and significant employees.

(d)  Involvement in Certain Legal Proceedings:

     During the past five years, and except as disclosed above, no director or officer of the Company has:

(1) Had any bankruptcy petition filed by or against him or any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

(2) Had any conviction in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Been the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) Been found by a court of competent jurisdiction (in a civil action) or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or finding has not been subsequently reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and officers and persons who own more than ten percent of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Directors, officers and greater than ten- percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports filed.

     Based solely on its review of the copies of the reports it received from persons required to file, the Company believes that during the 1996 fiscal year and subsequently, all filing requirements applicable to its officers, directors and greater than ten-percent shareholders were complied with except the following instance: in 1996, Gary Magness filed a Form 5 reporting four transactions that occurred in January, October, and December 1994; and in 1996, Kim Magness filed a Form 3, and also filed a Form 5 reporting transactions that occurred in April 1994. The Company is not aware of any other any other changes in ownership by persons whose transactions are subject to reporting under section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

(a,b)  Summary Compensation Table.

     The following table sets forth information regarding compensation earned by the Company's chief executive officer, being the only executive officer of the Company included in the table.



                               Annual Compensation ($$)    Long Term Compensation
                               ------------------------    ----------------------
                                                               Awards     Payouts
                                                               ------     -------
       (a)             (b)   (c)        (d)        (e)     (f)      (g)        (h)         (i)
                                                          Restricted
     Name and                                             Stock   Options     LTIP         Other
     Position         Year  Salary     Bonus      Other   Awards  & SARs     Payouts   Compensation
     --------         ----  ------     -----      -----   ------  ------     -------   ------------
                             ($$)       ($$)      ($$)     ($$)     (##)       ($$)       ($$)
Gary R. Vickers
as President and      1996  186,000     -0-        -0-     -0-      -0-        -0-       -0-
Chief Executive       1995  186,000     -0-        -0-     -0-      -0-        -0-       -0-
Officer               1994  186,000     -0-        -0-     -0-      -0-        -0-       5,412


     The Company has no plans which result in the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities except to the extent a change of control will require a payment of the remaining amount due under Mr. Vickers' employment contract.

     The Company has not adopted a medical insurance, life insurance, or other benefit plan for its employees. The Company currently has no stock ownership or other profit-sharing or pension plans, but may adopt such plans in the future. The Company has no retirement plans and, therefore, has made no contributions to any such plan on behalf of the named officers. Alexandria has adopted a 401(k) plan, but this plan is funded and managed by the plan participants. Alexandria has made no contributions to this plan to date.

(c)     Option/SAR Granted During Year Ended August 31, 1995

Stock Option and Stock Bonus Plan
---------------------------------

     The Company adopted its 1993 Stock Option and Bonus Plan which provides for the issuance of options or stock bonuses to purchase up to 1,000,000 shares of Common Stock to employees, officers, directors of, and consultants to, the Company. The purposes of the Plan are to encourage stock ownership by employees, consultants and directors of the Company so that they may acquire or increase their proprietary interest in the Company, to reward employees, directors and consultants for past services to the Company and to encourage such persons to become employed by or remain in the employ of or otherwise continue their association with the Company. No stock bonuses or options to purchase any shares have yet been issued under the 1993 Plan.

     The 1993 Plan is administered by the Board of Directors of the Company. In its discretion, the Board may determine the persons to whom Options or Stock Bonuses may be granted and the terms thereof. As noted above, the Board may issue options to itself.

     The terms of any Options or Stock Bonuses granted under the Plan are not required to be identical as long as they are not inconsistent with the express provisions of the Plan. In addition, the Board may interpret the Plan and may adopt, amend and rescind rules and regulations for the administration of the Plan.

     Options may be granted as incentive stock options ("Incentive Options") intended to qualify for special treatment under the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options ("Non-Qualified Options") which are not intended to so qualify. Only employees of the Company or its subsidiary are eligible to receive Incentive Options. The period during which Options may be exercised may not exceed ten years. The exercise price for Incentive Options may not be less than 100% of the fair market value of the Common Stock on the date of grant; except that the exercise price for Incentive Options granted to persons owning more than 10% of the total combined voting power of the Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of grant and may not be exercisable for more than five years. The exercise price for Non-Qualified Options may not be less than 80% of the fair market value of the Common Stock on the date of grant. The 1993 Plan defines "fair market value" as the closing price per share of the Common Stock as reported on NASDAQ or any stock exchange trading the Common Stock or, in the absence thereof, a price determined by the Board of Directors (or committee) in good faith to be the fair market value.

     The 1993 Plan contains provisions for proportionate adjustment of the number of shares issuable upon the exercise of outstanding Options and the exercise price per share in the event of stock dividends, recapitalizations resulting in stock splits or combinations or exchanges of shares.

     In the event of the dissolution or liquidation of the Company, a corporate separation or division or the merger or consolidation of the Company, the Board may provide that (i) each Option holder may exercise such Option on such terms as it may have been exercised immediately prior to such dissolution, liquidation, corporate separation, division, merger or consolidation or (ii) that the Options granted under the 1993 Plan will expire by a fixed date and that the Option holders may exercise their Options as to all or any part of the shares covered including shares as to which the Options would not otherwise be exercisable.

     The 1993 Plan also provides that in the event of a tender offer or exchange offer for the Company, certain mergers or consolidations of the Company or certain changes in control of the Company's Board of Directors, all Options may become fully exercisable immediately.

     The Board may suspend, terminate, modify or amend the 1993 Plan, but without shareholder approval the Board may not materially increase the number of shares as to which Options or Stock Bonuses may be granted, change the eligibility requirements for persons entitled to participate in the 1993 Plan or materially increase the benefits to be received by any participant under the 1993 Plan. The Board may not adversely affect any Option or Stock Bonus previously granted without the consent of the participant. Unless sooner terminated, the 1993 Plan will expire on September 16, 2003.

     Options/Bonuses Granted. The Company has granted no stock options or stock bonuses pursuant to either plan.

(d)  Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table.

     No executive officer or director exercised any options or stock appreciation rights during the 1996 fiscal year. The following table sets forth the fiscal year-end value of the options held by the Company's executive officers and other significant shareholders:


(a)                           (b)                        (c)              (d)                   (e)
                                                                                              Value of
                                                                                              Unexercised
                                                                        Number of             In-the-money
                                                                        options at            options at
                                                                        10/31/96              10/31/96
                                                                        -----------           ------------
                          Shares Acquired              Value            Exercisable           Exercisable
   Name                   on Exercise                  Realized         Not-exercise          Not-exercise
   ----                   -----------                  --------         ------------          ------------
                             (##)                        ($$)             (##)                  ($$)
Gary R. Vickers              -0-                         -0-              489,000 a
                                                         -0-              -0-                   $ -0-

----------

* Based on the average of the bid and asked prices on November 20, 1996, of $0.938 per share. It should be noted that, for the purpose of this table, the Series A Preferred Stock, which is convertible into common stock at $5.40 per share, is being treated as options to purchase common stock.

(e) Long Term Incentive Plan -- Awards in Last Fiscal Year

     The Company has no long term incentive plans, and consequently has made no such awards.

(f) Defined benefit or actuarial plan disclosure

     Not applicable since the Company has no defined benefit or actuarial plans.

(g) Compensation of Directors

     (1) Standard Arrangements.

     Members of the CPTV Board of Directors who are not also employees of the Company are paid $2,000 per fiscal quarter. The Board is also evaluating an additional incentive bonus plan to reward management and directors based on fiscal 1997 operating performance.

     (2) Other Arrangements.

     CPTV has granted members of the Board of Directors who are not employees of the Company (including Messrs. Berman, Tanner, Gary Magness, and Gladstone) options to acquire 22,500 shares of common stock each at $4.00 per share. These options expire October 1, 1998.

     CPTV has also granted members of the Board of Directors who are not employees of the Company (including Messrs. Berman, Tanner, Gladstone, and Gary Magness) options to acquire an additional 22,500 shares of common stock each at $1.00 per share. One-half of the options granted to directors (11,250 each director) vested and became exercisable on November 1, 1996, and the remaining one-half will vest and become exercisable on November 1, 1997. The options will vest if the holder continues to be a director at the vesting date. These options expire January 16, 2001.

     The vesting of both sets of options is accelerated in the event of certain events, such as a change of control.

     In addition, the Company will reimburse on an accountable basis all of its officers, directors, and employees for expenses incurred on behalf of the Company.

(h) Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

     Except for Mr. Gary Vickers, the Company has no plans which result in the payment or accrual for payment of any amounts to any executive officer in connection with his resignation, retirement, or other termination, or change of control or change in the executive officer's responsibilities.

     The Company has entered into an employment agreement with Mr. Vickers. This employment agreement will require Mr. Vickers to devote a substantial portion of his services to the Company through November 16, 1998 for a salary at the rate of $186,000 per year payable on a semi-monthly basis. This salary will be payable to Mr. Vickers in the event of a change of control of the Company. This contract contains certain non-compete covenants as well. On November 1, 1995, Mr. Vickers voluntarily deferred approximately 33% of his base compensation, which is approximately $5,000 per month, or approximately $60,000 per annum. This deferred amount was paid to Mr. Vickers in August 1996.

     In conjunction with CPTV's acquisition of a majority interest in Alexandria, Inc., Alexandria entered into a three-year employment agreement with Mr. Balthaser and certain other principals of Alexandria. As a result of the Alexandria restructuring, these employment relationships have ended.

     In conjunction with the formation of OddWorld and CPTV's agreements with OddWorld as described herein, OddWorld entered into employment agreements with Ms. Sherry McKenna and Mr. Lorne Lanning, each for the term of two years commencing November 15, 1994. As a result of the completion of the GT Transactions as described above, these agreements are no longer material to CPTV.

     Except as described above with respect to Mr. Vickers' employment contract, the Company has no compensation plan or arrangement with respect to any executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company. The Company has no plan or arrangement with respect to any such persons which will result from a change in control of the Company or a change in the individual's responsibilities following a change in control.

(i) Report on Repricing of Options/SARs.

     Not applicable, as no options or SARs were repriced during the fiscal year ended August 31, 1996.

(j) Additional information with respect to Compensation Committee Interlocks and Insider Participation.

     The  Company  has  appointed  a  Compensation   Committee.   There  are  no
interlocking relationships among the members of the Compensation Committee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

(a) and (b)  Security Ownership of Certain Beneficial Owners and Management.

     Set forth below is certain information with respect to ownership of the Company's securities by the Company's executive officers, directors, and persons or entities who are known by the Company to own beneficially more than 5% of the outstanding shares of the Common Stock:

     Set forth below is certain information with respect to ownership of CPTV's securities by the CPTV's executive officers, directors, and persons or entities who are known by CPTV to own beneficially more than 5% of the outstanding shares of the Common Stock and Preferred Stock:



Name and address                        Number of Shares                  Percentage of
of Beneficial Owner               Common               Preferred             Class
-------------------               ------               ---------             -----

Kim Magness (a)(g)                267,200              255,500                15.1
Gary D. Magness (b)(g)            283,750              255,500                15.5
4643 South Ulster
Suite 1520
Englewood, CO 80237

Gary R. Vickers (f)(g)            565,000              489,000                28.5
7900 East Union Avenue
Suite 1100
Denver, CO 80237

A. Richard Berman                 33,750(d)            -0-                     1.0
46 A Bulkley Avenue
Sausalito, CA 94965

William Gladstone (e)(g)          75,250(d)            -0-                     2.3
2191 San Elijo Avenue
Cardiff-by-the-Sea, CA 92007

Craig K. Tanner                   33,750(d)            -0-                     1.0
1880 Campus Common Drive
Reston, VA 22091

All Directors and               1,258,700             1,000,000                52.3
Executive Officers
as a Group (5 persons)


----------

*    Less than 1%.

(a) Includes 3,700 shares of Common Stock held in the name of Kim Magness' wife.

(b) Includes shares of Common Stock held in the names of Gary Magness' wife (12,000 shares) and minor child (5,000 shares). Also includes 11,250 shares underlying options exercisable from November 1, 1996 through January 16, 2001, at $1.00 per share. Does not include 11,250 shares underlying similar options which are not exercisable until November 1, 1997.

(c) The shares of Preferred Stock are entitled to convert to Common Stock on a share-for-share basis upon the holder paying a conversion premium of $5.40 per share. Any unconverted share of Preferred Stock will be canceled on December 31, 1998. Pending conversion, the shares of Preferred Stock have the right to vote on a share-for-share basis with the Common Stock. The Preferred Stock also has dividend rights equivalent to the Common Stock.

(d) Consists of options to acquire 22,500 shares at $4.00 per share exercisable through October 1, 1998. Also includes 11,250 shares underlying options exercisable from November 1, 1996 through January 16, 2001, at $1.00 per share. Does not include 11,250 shares underlying similar options which are not exercisable until November 1, 1997.

(e)  Includes 7,500 shares held in the name of Mr. Gladstone's wife.

(f) Includes 74,000 shares held in the name of a family member as to which Mr. Vickers holds an irrevocable proxy to vote.

(g) Messrs. Magness, Vickers, and Gladstone entered into a Voting Agreement by which they voted FOR the proposal by which CPTV sold its interest in Oddworld to GT Interactive Software Corp. In addition, Messrs. Magness have granted an irrevocable proxy to Mr. Vickers with respect to the voting of their shares on all business issues.

(c)  Changes in Control.

     To the best knowledge of CPTV, there are no arrangements, understandings or agreements relative to the disposition of any of CPTV's securities, the operation of which would at a subsequent date result in a change in control of CPTV.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS
-------------------------------------------------------------

     In Connection with the GT Transactions. During fiscal 1996, CPTV reported that its available capital was insufficient to continue to wholly finance the operations of OddWorld and to continue to meet its own obligations. At that time, however, negotiations with GT were proceeding well and these negotiations eventually resulted in letters of intent with GT in early July 1996. Thereafter, CPTV and certain of its principal shareholders provided bridge financing for OddWorld's operations based on the prospect of completing the final agreements with GT.

     As a means of financing OddWorld and providing CPTV with collateral for amounts previously advanced, CPTV entered into the Loan and Security Agreement on July 12, 1996. To obtain the necessary funds to meet its commitments under the Loan and Security Agreement, CPTV borrowed $500,000 from three shareholders, Gary Vickers (also president and a director of CPTV, $100,000), Gary Magness (also a director, $200,000), and Kim Magness ($200,000). A condition of these advances was that CPTV would pass through to Messrs. Vickers, Magness and Magness all interest and conversion rights to OddWorld common stock which were bargained for and included in the Loan and Security Agreement.

     Once the due diligence period expired, GT's agreement to proceed with the transactions required GT to begin funding OddWorld's operation up to $625,000, and, in its discretion, GT was allowed to make further advances up to an aggregate of $825,000, pending CPTV shareholder approval. GT conditioned its agreement to provide this working capital financing on the assurance of repayment of up to $625,000 by CPTV and an agreement from Messrs. Kim and Gary Magness to act as surety for CPTV's repayment obligation if CPTV did not timely obtain shareholder approval of the GT Transactions. Messrs. Magness agreed to provide this assurance of repayment in the form of a surety agreement, conditional on them obtaining CPTV's commitment to include any amounts paid by them on this surety as indebtedness of CPTV and OddWorld, convertible into OddWorld Class A Common Stock should the GT Transactions not be completed. Mr. Vickers in turn agreed to reimburse Messrs. Magness for up to one-third of the aforesaid surety amount to the extent called.

     Since CPTV obtained shareholder approval of the GT Transactions, these agreements expired and neither CPTV, Mr. Vickers, nor Messrs. Magness have any remaining direct or indirect interest in OddWorld. CPTV continues to have outstanding a demand note in favor of Messrs. Vickers, Magness and Magness under which CPTV will be obligated to repay the $500,000 which they advanced to CPTV, plus interest at the rate of 12% per annum from the inception of the loan. (The interest rate payable to Messrs. Vickers and Magness is identical to the interest rate in the Loan and Security Agreement.) CPTV has made full repayment to Messrs. Vickers, Magness and Magness.

     Issuance of Stock to Founders. On formation of CPTV, 800,000 shares of Common Stock were issued to Gary R. Vickers and Gary Magness, officers and directors of the Company, for a total investment by them of $392,000. An additional 200,000 shares of Common Stock were issued to Kim Magness, Mr. Gary Magness' brother, for an investment of $98,000. Shortly thereafter, Messrs. Vickers, G. Magness, and K. Magness paid a total of $490,000 for the 1,000,000 shares of Common Stock they purchased. In addition, 1,000,000 shares of Series A Convertible Preferred Stock was issued to Messrs. Vickers, Gary Magness, and Kim Magness for an aggregate investment of $10,000. In October 1993 Mr. Vickers transferred 55,500 shares of his common stock and of his preferred stock to each of Messrs. K. Magness and G. Magness at cost.

     The existence of the dividend rights underlying the Series A Preferred Stock may result in a conflict of interest between the holders of the Series A Preferred Stock and the other stockholders of the Company.

     Consulting Arrangement With Directors. The Company entered into consulting arrangements with several of its directors as described above in Item 10(g)(2), "Compensation of Directors -- Other Arrangements."

     Alexandria-OddWorld Relationship. Pursuant to inter-company agreements, OddWorld contracted for services, personnel and equipment provided by Alexandria, Inc., a wholly-owned subsidiary of CPTV ("Alexandria") to perform software development services with funds provided by CPTV. OddWorld paid Alexandria these costs (including overhead and a profit margin) on a fixed contract basis. In addition, OddWorld paid Alexandria for the use of certain software development tools which had been developed and were owned by Alexandria. Prior to the completion of the GT Transactions, OddWorld also subleased space from Alexandria at Alexandria's offices in San Luis Obispo. Alexandria leased equipment to OddWorld. As a result of the completion of the GT Transactions, OddWorld is now paying 100% of the office lease rental; Alexandria conveyed substantially all of its equipment to OddWorld and there are no longer any relationships between Alexandria and OddWorld.

     KG Squared and OddWorld Inhabitants. As described above, on September 27, 1994, directed an affiliate, KG Squared, to acquire common and preferred stock issued by OddWorld. As a result of the GT Transactions, CPTV no longer has any interest in OddWorld.

     Business Opportunities. Management of the Company, including Mr. Vickers, may make other personal investments in businesses which operate in the entertainment or cable industries, and these investments may require management participation and otherwise conflict with his activities on behalf of CPTV and its subsidiaries. The Company has required that should any investment opportunity in the cable industry or the entertainment industry (including, without limitation software product development or online digital communications) become available to any executive officer of the Company, such officer must first offer it to the Company and the offer must be reviewed by the independent directors. If the independent directors reject the offer, the executive officer may pursue it provided such activities do not conflict with his time commitments to the Company.

     Directors of the Company who are not executive officers or employees may pursue any other business opportunities of interest to them, whether or not such activities may conflict with, or compete with, the activities of the Company. Should any director offer the Company participation in any business opportunity, the offer will be evaluated on behalf of the Company by disinterested directors.

     In general, there are no agreements existing or contemplated by the Company with respect to pursuit of business opportunities. No formal policies or guidelines have been adopted by the Company's board of directors to deal with board actions that may involve the actual or potential conflicts of interests between the Company and other cable industry interests. If there appears to be any direct conflict of interest in CPTV's business activities then Messrs. Magness and the other directors will take actions consistent with their fiduciary obligations under applicable state laws to all of their respective stockholders. Messrs. Magness may also elect to abstain from voting on such matters as directors, or the Company may seek outside fairness and evaluations opinions with respect thereto.

     The Magness interest in other outside business endeavors are widespread and comprehensive, and therefore draw upon a substantial time commitment on the part of Messrs. Kim and Gary Magness. There can be no assurances that Kim and Gary Magness will be able to dedicate substantial time to the Company.

     Limitation   of  Liability  of  Directors.   The   Company's   Articles  of
Incorporation limit the liability of directors to shareholders for monetary damages for breach of a fiduciary duty except in the case of liability: (i) for any breach of their duty of loyalty to the Company or its shareholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 7-5-114 of the Colorado Corporation Code or (iv) for any transaction from which the director derived an improper personal benefit.

     The Company's Articles of Incorporation and By-laws provide for the indemnification of directors and officers of the Company to the maximum extent permitted by law, including Section 7-3-101.5 of the Colorado Corporation Code. That Section provides generally for indemnification as to all expenses incurred or imposed upon them as a result of actions, suits or proceedings if they act in good faith and in a manner they reasonably believe to be in or not opposed to the best interests of the Company. The Company has entered into agreements to indemnify its directors and officers in addition to the indemnification provided for in the By-laws. These agreements, among other things, indemnify the Company's directors and officers for certain expenses (including attorneys' fees), judgments, fines and settlement amounts incurred by such person in any action or proceeding, including any action by or in the right of the Company, on account of services as a director or officer of the Company or as a director or officer of any subsidiary of the Company, or as a director or officer of any other company or enterprise that the person provides services to at the request of the Company.

     In addition, the Company has obtained directors' and officers' liability insurance.



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------------------------------------------------------------------------

     (a) The following documents are filed as a part of this Form 10-K immediately following the signature pages:

1.       Financial Statements

         Independent Auditors' Report

         Balance Sheet - August 31, 1996

         Statements of Income - For the Years
         Ended August 31, 1995 and 1996

         Statement of Shareholders' Equity -
         For the Years Ended August 31, 1995 and
         1996

         Statements of Cash Flows - For the
         Years ended August 31, 1995 and 1996

         Notes to Financial Statements - for the
         Years ended August 31, 1995 and 1996

3.       Exhibits required to be filed are listed below.

     Certain of the following exhibits are hereby incorporated by reference pursuant to Rule 12b-23 as promulgated under the Securities and Exchange Act of 1934, as amended, from the reports noted below:

Exhibit
Number   Description
------   -----------

3.1(a)   Articles of Incorporation, as amended
3.2(a)   Designation of Preferences for the Series A Preferred Stock, as amended
3.3(a)   Bylaws

10.1         Omitted
10.2         Omitted
10.3(a)      Employment Agreement with Gary R. Vickers
10.4         Omitted
10.5         Omitted
10.6(a)      Shareholder Purchase Agreement among the Registrant's shareholders
10.7(a)      Form of 1993 Stock Option and Bonus Plan
10.8         Omitted
10.9(a)      Omitted
10.10(a)     Form of Indemnification Agreement between the Company and its directors
10.11        Omitted
10.12(c)     Stock Purchase Agreement for loan to KG Squared for project financing to Off World Entertainment, Inc., d/b/a OddWorld
             Inhabitants, Inc.
10.13(a)     Omitted
10.14(a)     Omitted
10.15(a)     Underwriting Agreement
10.16(a)     Underwriter's Warrant
10.17(b)     Acquisition Agreement dated April 15, 1994, between CPTV and
             Alexandria
10.18(b)     Employment Agreement between Alexandria, Inc. and Charles E.
             Balthaser
10.19(b)     Stock Pledge Agreement relating to 828,695 shares of Alexandria common stock
10.20(b)     Voting, Right of First Refusal and Operating Agreement
10.21(d)     Acquisition Agreement dated October 28, 1994, between CPTV and
             Alexandria
10.22(d)     Agreement for Termination of Collateral Agreements
10.23(e)     Merger Agreement between Celluloid Studios, Inc., Visitor, Inc.
             and the Company dated June 19, 1995
10.24(f)     Stock Purchase  Agreement dated September 13, 1996, by and among GT
             Interactive  Software,   Inc.,  KG  Squared,   Inc.,  and  Creative
             Programming and Technology Ventures, Inc.
10.25(f)     Share  Exchange  Agreement  dated  September 13, 1996, by and among
             Creative  Programming  and Technology  Ventures,  Inc., KG Squared,
             Inc., Off World  Entertainment,  Inc.,  Sherry  McKenna,  and Lorne
             Lanning.
21.1         Subsidiaries of the Registrant.

                  Alexandria, Inc., a California corporation
                  KG Squared, Inc., a Delaware corporation
                  Virtual Nonsense, Inc., a Delaware corporation
                  OddWorld Inhabitants, Inc., a Delaware corporation
                             (divested as of September 13, 1996)
----------
* Filed herewith.

(a) Incorporated by reference from the Company's Registration Statement on Form SB-2, Commission file number 33-69582-D

(b) Incorporated by reference from the Company's current report on Form 8-K reporting an event of April 27, 1994

(c) Incorporated by reference from the Company's current report on Form 8-K reporting an event of September 27, 1994

(d) Incorporated by reference from the Company's current report on Form 8-K reporting an event of November 1, 1994

(e) Incorporated by reference from the Company's current report on Form 8-K reporting an event dated June 19, 1995

(f) Incorporated by reference from the Company's Form 8-K reporting an event of September 13, 1996.

     (b) During the last quarter of the period covered by this report and subsequently the Company filed one current report on Form 8-K reporting an event of September 13, 1996 reporting an event pursuant to Item 2 of Form 8-K.

     (c) Required exhibits are attached hereto and are listed in Item 14(a)(3) of this Report. Item 14(a)(2) of this Report lists all required financial statement schedules to be attached hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

December 12, 1996


                                            CREATIVE PROGRAMMING AND TECHNOLOGY
                                                                  VENTURES, INC.



                                                          By /s/ Gary R. Vickers
                                                             -------------------
                                                      Gary R. Vickers, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Gary R. Vickers
-----------------------------
Gary R. Vickers                           President, Chief                  December 12, 1996
                                          Executive Officer,
                                          Chief Financial
                                          Officer and Director

/s/ Gary D. Magness
-----------------------------
Gary D. Magness                           Director                           December 12, 1996


/s/ A. Richard Berman
-----------------------------
A. Richard Berman                         Director                           December 12, 1996


/s/ William Gladstone
-----------------------------
William Gladstone                         Director                           December 12, 1996


/s/ Craig K. Tanner
-----------------------------
Craig K. Tanner                           Director                           December  12, 1996

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                      YEARS ENDED AUGUST 31, 1996 AND 1995

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                      YEARS ENDED AUGUST 31, 1996 AND 1995






                                    CONTENTS

                                                          Page

Independent auditors' report                                 F-1

Consolidated financial statements:

   Balance sheet                                       F-2 - F-3

   Statements of operations                                  F-4

   Statements of shareholders' equity                        F-5

   Statements of cash flows                            F-6 - F-7

   Notes to consolidated financial statements         F-8 - F-24

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



Board of Directors
Creative Programming
 and Technology Ventures, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheet of Creative Programming and Technology Ventures, Inc. and subsidiaries as of August 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Programming and Technology Ventures, Inc. and subsidiaries as of August 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended August 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 17 to the consolidated financial statements, on September 13, 1996, the Company sold its interest in OffWorld Entertainment, Inc., and certain assets of Alexandria Studios, Inc. (the Company's major operating subsidiaries) to an unrelated third party.


Denver, Colorado
November 18, 1996

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                AUGUST 31, 1996

                                     ASSETS

                                                   Unaudited
                                                   pro forma     Historical
                                                   ---------     ----------
                                                   (Note 17)
Current assets:
   Cash and cash equivalents                       $ 5,859,520   $  319,186
   Accounts receivable, net of allowance
     for doubtful accounts of $47,746                                 2,734
   Investment (Note 10)                                 34,196       34,196
   Certificate of deposit (Note 8)                     281,000      281,000
   Prepaid expenses                                     26,591       26,591
   Notes receivable under sale of
    discontinued operations (Note 16)                   81,724       81,724
                                                    ----------    ---------
              Total current assets                   6,283,031      745,431
                                                    ----------    ---------

Property and equipment, net (Note 7)                    15,481      711,832
                                                    ----------    ---------


Other assets:
   Restricted cash                                     700,000
   Project costs                                                  1,827,680
   Note receivable under sale of discontinued
     operations, net of current portion (Note 16)       29,483       29,483
   Organization costs and other                         29,507       84,275
                                                    ----------   ----------
                                                       758,990    1,941,438
                                                    ----------   ----------

              Total assets                          $7,057,502   $3,398,701
                                                    ==========   ==========







                                  (Continued)
                                      F-2

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (CONTINUED)

                                AUGUST 31, 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      Unaudited
                                                      pro forma         Historical
                                                      ---------         ----------
                                                       (Note 17)
Current liabilities:
   Notes payable:
      Financial institution (Note 8)                                  $    237,349
      Shareholders (Note 9)                                                500,000
   Current portion of obligations under
     capital leases (Note 10)                                               22,924
   Accounts payable, trade                            $    146,719         321,035
   Accrued salaries and other                               56,767         118,134
                                                      ------------    ------------
                  Total current liabilities                203,486       1,199,442
                                                      ------------    ------------

Obligations under capital leases,
    net of current portion (Note 10)                                         2,244
                                                      ------------    ------------
                  Total liabilities                        203,486       1,201,686
                                                      ------------    ------------

Shareholders' equity (Note 12):
    Preferred  stock,  par value $0.01;  authorized
       10,000,000 shares, issued and outstanding
       1,000,000 (aggregate liquidation
       preference $10,000)                                  10,000          10,000
    Common stock, par value $0.01, authorized
       50,000,000 shares, issued and outstanding
       3,210,079 shares                                     32,101          32,101
    Capital in excess of par                             8,222,937       8,222,937
    Deficit                                             (1,411,022)     (6,068,023)
                                                       -----------     -----------

               Total shareholders' equity                6,854,016       2,197,015
                                                       -----------     -----------

               Total liabilities and
                shareholders' equity                  $  7,057,502    $  3,398,701
                                                      ============    ============













                See notes to consolidated financial statements.
                                      F-3

                  CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                   AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         YEARS ENDED AUGUST 31, 1996 AND 1995

                                                               1996            1995
                                                            -----------    -----------

Revenues                                                    $    60,560    $   412,936
Cost of sale                                                  1,095,411        473,473
                                                            -----------    -----------
                                                             (1,034,851)       (60,537)

Selling, general and administrative expenses                  2,765,122      2,148,990

Impairment loss (Note 5)                                         73,732
                                                            -----------    -----------

Operating loss                                               (3,873,705)    (2,209,527)

Other credits (charges):
  Investment income                                             112,738        265,482
  Interest expense                                              (29,714)       (17,063)
                                                            -----------    -----------

Loss from continuing operations before
  income tax and minority interest                           (3,790,681)    (1,961,108)
Income tax benefit (Note 13)                                                   124,920
Minority interest in loss of
  consolidated subsidiary                                                       26,720
                                                            -----------    -----------
Loss from continuing operations                              (3,790,681)    (1,809,468)

Discontinued operations (Note 16):
  Income from operations of divested
    subsidiary, net of income tax
    expense of $95,100                                                         294,760
  Gain on disposal of divested subsidiary,
    net of income tax expense of $29,820                                        76,020
                                                            -----------    -----------

Net loss                                                    $(3,790,681)   $(1,438,688)
                                                            ===========    ===========

Loss per common share (Note 14):
  Loss from continuing operations                           $     (1.16)   $     (0.54)
  Income from discontinued operations                                             0.09
  Gain on disposal of divested subsidiary                                         0.02
                                                            -----------    -----------
  Net loss                                                  $     (1.16)   $     (0.43)
                                                            ===========    ===========

Weighted average number of common shares                      3,273,897      3,380,499
                                                            ===========    ===========



                       See notes to financial statements
                                      F-4


                         CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                          AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  YEARS ENDED AUGUST 31, 1996 AND 1995

                               Preferred stock                Common stock         Capital in       Retained
                           --------------------------    ----------------------     excess of       earnings
                             Shares         Amount        Shares       Amount          par          (deficit)      Total
                             ------         ------        ------       ------     ------------     ---------    -----------

Balances,
  September 1, 1994         1,000,000      $   10,000     3,300,000   $  33,000   $  8,156,890   $  (838,654)   $  7,361,236

Issuance of 125,000
  shares of common
  stock (Note 5)                                            125,000       1,250        198,751                       200,001

Net loss                                                                                           (1,438,688)    (1,438,688)
                           ----------      ----------    ----------    --------   ------------   ------------   ------------

Balances,
  August 31, 1995           1,000,000          10,000     3,425,000      34,250      8,355,641     (2,277,342)     6,122,549

Repurchase and retirement
  of common stock (Notes
  5 and 12)                                                (214,921)     (2,149)      (132,704)                     (134,853)

Net loss                                                                                            (3,790,681)   (3,790,681)
                           ----------      ----------    ----------    --------   ------------    ------------   -----------

Balances,
  August 31, 1996           1,000,000      $   10,000     3,210,079   $  32,101   $  8,222,937    $ (6,068,023)   $ 2,197,015
                            =========      ==========    ==========   =========   ============    ============    ===========


                               See notes to consolidated financial statements.
                                                      F-5


               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      YEARS ENDED AUGUST 31, 1996 AND 1995


                                                        1996           1995
                                                     -----------    -----------


Cash flows from operating activities:
  Net loss                                           $(3,790,681)   $(1,438,688)
                                                     -----------    -----------
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Depreciation and amortization                      300,224        273,076
      Loss (gain) on investments                          36,869        (54,445)
      Write-off of accounts receivable                    52,318
      Write-off of organization costs                     52,385
      Impairment losses                                  949,392        151,075
      Gain on sale of discontinued operations                           (76,020)
      Minority interest in loss of
        consolidated subsidiaries                                       (26,720)
      (Increase) decrease in assets:
        Accounts receivable                               (6,721)       232,800
        Work in process                                   24,440         17,932
        Prepaid expenses                                   9,942          2,206
        Other current assets                                             18,960
        Other assets                                     (25,538)      (106,339)
      Increase (decrease) in liabilities:
        Accounts payable                                  (5,488)       250,133
        Accrued salaries and other                         3,824         19,672
      Noncash charges and working capital
       changes, discontinued operations                                (126,815)
                                                     -----------    -----------
             Total adjustments                         1,391,647        575,515
                                                     -----------    -----------

Net cash used in operating activities                 (2,399,034)      (863,173)
                                                     -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                  (174,306)      (470,929)
  Proceeds from sale of computer software                 55,000
  Costs incurred to acquire interest
    in Alexandria                                                        (7,354)
  Purchase of treasury bills                                         (1,528,518)
  Proceeds from maturity of treasury bills               900,000      2,306,000
  Proceeds from sale of treasury bills                 1,449,560        893,628
  Purchase of certificate of deposit                                   (412,000)
  Proceeds from maturity of certificate of deposit       131,000
  Payments received on note receivable                    72,525        321,268
  Project costs                                       (1,233,696)    (1,489,334)
  Cash used in discontinued operations                                   (6,761)
                                                     -----------    -----------

Net cash provided by (used in)
  investing activities                                 1,200,083       (394,000)
                                                     -----------    -----------


                                  (Continued)
                                      F-6

                      CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                      AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                             YEARS ENDED AUGUST 31, 1996 AND 1995

                                                                     1996           1995
                                                                  -----------    -----------

Cash flows from financing activities:
  Payment of notes payable                                           (120,378)       (54,273)
  Proceeds from issuance of notes payable                             500,000
  Principal payments of capital lease obligations                     (28,924)       (36,482)
  Purchase and retirement of common stock                            (134,853)
  Cash used for discontinued operations                                             (185,000)
                                                                  -----------    -----------
Net cash provided by (used in) financing activities                   215,845       (275,755)
                                                                  -----------    -----------

Net decrease in cash                                                 (983,106)    (1,532,928)
Cash and cash equivalents, beginning                                1,302,292      2,835,220
                                                                  -----------    -----------
Cash and cash equivalents, ending                                 $   319,186    $ 1,302,292
                                                                  ===========    ===========

Supplemental disclosure of cas flows information:
  Cash paid for interest                                          $    23,148    $    17,063
                                                                  ===========    ===========
  Cash paid for income taxes                                      $         0    $         0
                                                                  ===========    ===========

Supplemental schedule of noncash investing
  and financing activities:
    In November 1994, the Company acquired the minority interests of Alexandria, Inc. by issuing 100,000 shares of its restricted common stock with a market value of approximately $2.00 per share. In April
      1995, the Company issued an additional
      25,000 shares of restricted common stock to the prior Alexandria shareholders as contingent consideration for the acquisition of their minority interest

    In December 1994, the Company acquired $32,322 in fixed assets through capital lease obligations

    Notes payable in the amount of $412,000 were incurred in March 1995 for the acquisition of equipment



                See notes to consolidated financial statements
                                      F-7

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      YEARS ENDED AUGUST 31, 1996 AND 1995


1.   Organization and principles of consolidation:

     Creative Programming and Technology Ventures, Inc. ("CPTV", the "Company"), was formed in July 1993, and in August 1993 acquired an ownership interest in Celluloid Studios, Inc. ("Celluloid"). This interest was subsequently sold, effective May 31, 1995 (Note 16). On April 25, 1994, CPTV acquired an ownership interest in Alexandria Studios, Inc. ("Alexandria") (Note 5). On June 26, 1995, CPTV acquired ownership of KG Squared, Inc. ("KG Squared"), which resulted in CPTV obtaining an indirect interest in Off World Entertainment, Inc., ("OffWorld") now doing business as ODDWORLD Inhabitants ("ODDWORLD") (Note 6). This interest was sold September 13, 1996 (Note 17).

2.   Description of business:

     The Company, through its operating subsidiaries, develops electronic video games. The Company's customers consist primarily of publishers of video games predominantly in California (Note 17).

3.   Summary of significant accounting policies:

     Cash and cash equivalents:

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Investment:

     The Company's investment consists of a 5.1% U.S. Treasury Bill maturing in October 1996 which has been classified as a held to maturity security. The investment has been assigned as collateral to secure a letter of credit (Note 10). The investment is reported at amortized cost which approximates its quoted market value.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


3.   Summary of significant accounting policies (continued):

     Property and equipment:

     Property and equipment consists of furniture, fixtures, equipment, leasehold improvements, and computer software. Furniture, fixtures, equipment, and leasehold improvements are stated at cost and are depreciated over their estimated useful lives. Depreciation is provided using accelerated methods for both financial statement and income tax purposes.

     Direct costs and allocated overhead associated with the development of software products, intended for internal use, have been capitalized. During the year ended August 31, 1995, prior to the development of detailed program designs or working models of these products, research and development costs of $96,711 were incurred and charged to operations. There were no research and development costs incurred during 1996.

     Capitalized costs are amortized over the estimated useful life of the software on the straight line method for both financial statement and income tax purposes.

     Project costs:

     The Company capitalizes the direct costs and allocated overhead associated with the development of proprietary interactive entertainment games. Upon completion and sale of the product, capitalized costs will be amortized over the estimated life of the product in the market place. The management of the Company periodically assesses whether there has been an impairment in the carrying value of project costs. If it is determined that costs associated with an individual project will not provide any future benefit, they will be charged to operations as costs of goods sold or general and administrative expenses. During the year ended August 31, 1996, the Company wrote-off $875,660 of previously capitalized project costs of which $821,466 has been charged to cost of goods sold and $54,194 has been charged to selling, general and administrative expenses. During the year ended August 31, 1995, the Company wrote-off $151,075 of previously capitalized costs which has been charged to selling, general and administrative expenses.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


3.    Summary of significant accounting policies (continued):

      Excess purchase price over net assets acquired:

     The excess of purchase price over the net assets acquired for subsidiaries is amortized on the straight-line method over 15 years. At each balance sheet date, the Company evaluates the realizability of the excess of purchase price over net assets acquired for each subsidiary based upon expectations of nondiscounted cash flow and operating income on an individual subsidiary basis. If the Company believes expected future cash flow and operating income is insufficient to recover the asset, an amount necessary to reduce the asset to its estimated realizable basis is charged to income (Notes 5 and 16).

     Organization costs:

     During 1995, the Company incurred organization costs of $88,449 in connection with the formation of KG Squared and ODDWORLD. These costs are being amortized over five years using the straight line method. For the years ended August 31, 1996 and 1995, the amortization of these costs was $19,417 and $17,689, respectively. As a result of the sale of the Company's interest in ODDWORLD on September 13, 1996 (Note 17), organization costs of $52,385 pertaining to the formation of ODDWORLD were charged to operations and included in general and administrative expenses for the year ended August 31, 1996.

     Electronic games:

     Payments received during development of the video games are based on a schedule specified in each contract. Revenues are recognized during development when milestones in the contract schedule are reached. Royalty payments are to be paid after royalties provided by the contract exceed the payments received during development. If a project is canceled prior to completion, or royalties from sales do not exceed payments during development, no refund is required by any of the contracts. All revenues through August 31, 1996 and 1995 are from development payments; no royalty payments have been received.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


3. Summary of significant accounting policies (continued):

     Income taxes:

     The provision for income taxes is based upon income recognized for financial statement purposes and includes effects of temporary differences between such income and that recognized for income tax purposes. The significant temporary differences of the Company result from conversion from accrual to cash basis reporting, which is used by the Company for income tax reporting.

     Use of estimates in preparation of financial statements:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ from the estimates.

     Financial instruments:

     For the year ended August 31, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures About Fair Value of Financial Instruments. SFAS No. 107 requires the Company to disclose estimated fair values for financial instruments for which it is practicable to estimate fair value. The carrying amounts of the Company's financial instruments, including cash, accounts receivable, notes payable to financial institution, notes payable to shareholders, accounts payable and accrued expenses approximate fair value, primarily because of the short-term maturities of those instruments.

     The fair value of the Company's long-term note receivable is not practicable to estimate because the terms of the note were negotiated in the sale of the Company's subsidiary, Celluloid Studios, Inc. (Note 16). This note bears interest at 12% per annum, matures in December 1997, and has a balance outstanding at August 31, 1996 in the amount of $111,207.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995

3. Summary of significant accounting policies (continued):

     Recently enacted accounting pronouncement:

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. The Company's management has elected early adoption of this standard. SFAS No. 121 establishes recognition and measurement standards for the impairment of long-lived assets expected to be held and used and long-lived assets to be disposed of. Generally, assets to be held and used in operations are considered impaired if the sum of expected undiscounted future cash flows is less than the assets= carrying amount. If an impairment is indicated, the loss is measured based on the amount by which the assets' carrying value exceeds its fair value. Assets to be disposed of are reported at the lower of their carrying value or fair value less estimated selling costs. Based on its review, the Company has recognized an impairment loss related to the excess purchase price over net assets acquired (Note 5).

     In addition, the FASB issued SFAS No. 123 Accounting for Stock-based Compensation. SFAS No. 123 defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. SFAS No. 123 allows entities to measure compensation costs related to employee stock plans by either using the fair-value-based method or continuing to use the intrinsic-value-based method prescribed in Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB No. 25). The effective date of the statement is for years beginning after December 15, 1995. No material financial statement impact from the adoption of SFAS No. 123 is expected as the Company plans to continue to apply APB No. 25 for its employee stock plans. The Company has not yet determined when it will adopt SFAS No. 123.

4.   Warrants:

     At August 31, 1996, warrants to purchase up to 200,000 shares of common stock are outstanding. The warrants are exercisable through November 1997 at a price of $4.80 per share. No warrants were exercised or issued and no warrants expired during the years ended August 31, 1996 and 1995.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


5.   Acquisition of Alexandria Studios, Inc.:

     On April 25, 1994, the Company paid $700,000 to Alexandria and issued a promissory note in the amount of $800,000 in consideration of 1,040,816 newly issued shares of Alexandria Class A common stock. The acquisition, accounted for under the purchase method of accounting, resulted in a total ownership interest by CPTV in Alexandria of 51%, and excess purchase price over net assets acquired of approximately $628,000.

     In November 1994, the $800,000 promissory note under the original agreement was canceled and the original excess purchase price over net assets acquired was reduced by approximately $525,000 (Note 1). Also in November 1994, CPTV acquired the remaining 49% of the outstanding Alexandria common stock by issuing to the minority shareholders 100,000 shares of the Company's restricted common stock with a market value of $2 per share. The Company issued an additional 25,000 shares of its restricted common stock on April 28, 1994 as required by the terms of the acquisition agreement, as the average of the highest bid and lowest asked prices through April, 1995 did not exceed $3.00 per share.

     The minority interest in the loss of consolidated subsidiary for the year ended August 31, 1995, represents the minority interest in Alexandria's losses for the three months ended November 30, 1994, prior to the remaining 49% acquisition by CPTV.

     During the year ended August 31, 1996, as a consequence of Alexandria's continued losses, inability to win contracts for new business and failure to perform on certain contracts, the Company's board of directors determined that a reduction in general and administrative overhead at Alexandria was in order. Accordingly, effective November 1995, the employment relationships with several employees at Alexandria ended. Under the terms of a written agreement executed in connection with the termination of their employment relationship, the Company repurchased 111,121 shares of its restricted common stock from certain members of Alexandria's management for $62,511.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


5.   Acquisition of Alexandria Studios, Inc. (continued):

     In addition, in an attempt to reduce future operating losses, the Company continued down-sizing Alexandria's workforce throughout 1996. As of August 31, 1996, the operations of Alexandria have effectively ceased. This resulted in the Company recognizing an impairment loss for the remaining excess purchase price over net assets acquired pertaining to the purchase of Alexandria in the amount of $73,732.

     Subsequent to August 31, 1996, substantially all of Alexandria's assets were conveyed to ODDWORLD and included in the sale of the Company's interest in ODDWORLD to a third party (Note 17).

6.   KG Squared, Inc. and ODDWORLD:

     In July 1994, three significant shareholders of CPTV, the president, one member of the board of directors, and one other shareholder of CPTV formed KG Squared and acquired all of its outstanding Class A and B common stock for $2,000. KG Squared was founded with the intent of seeking and providing additional financial support from the private capital markets on better economic valuations than the then current CPTV market capitalization rate.

     The principals of KG Squared also advanced private seed capital of approximately $100,000 to KG Squared, $50,000 of which was provided in cash and $50,000 put forth as a note collateralized by one of the principal's CPTV stock. As a condition precedent of this financing commitment, the principals of KG Squared agreed to surrender their entire interest in KG Squared to CPTV on demand by the CPTV board of directors. The agreement between the principals and the Company provided that the principals would be reimbursed the amount of their cash investment plus interest at the applicable Federal rate.

     In September 1994, the Company loaned $500,000 and agreed to advance an additional $1,752,450 to KG Squared. KG Squared invested the money loaned to it by the Company and committed to invest the additional advances from the Company in ODDWORLD. As a result of these transactions, KG Squared acquired all of the preferred stock and 49.5% of the common stock of ODDWORLD. The other shareholders in ODDWORLD paid $204 to acquire 50.5% of

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


6.   KG Squared, Inc. and ODDWORLD(continued):

     the common stock of ODDWORLD. ODDWORLD was formed to produce electronic video games with KG Squared acting as a private holding company for the investments in ODDWORLD. The Company maintained the right, under its agreement with KG Squared, to require the shareholders of KG Squared to transfer their entire interest in KG Squared to the Company in satisfaction of the loans that the Company had made to KG Squared. The Company agreed to reimburse the KG Squared shareholders for their investment in KG Squared and expenses they had incurred, if the Company acquired the KG Squared shareholders' interest.

     Pursuant to CPTV's agreement dated June 26, 1995 with KG Squared, the shareholders of KG Squared transferred their entire interest in KG Squared to the Company in satisfaction of the loans that the Company made to KG Squared. As a result to this assignment, CPTV owns KG Squared, and thereby indirectly all of KG Squared's interests in ODDWORLD.

     Because the Company has been the source for substantially all of the funds which have been provided to ODDWORLD, the Company has included the losses incurred by KG Squared and ODDWORLD in its August 31, 1996 and 1995, consolidated financial statements as if they were majority owned subsidiaries since inception.

7.   Property and equipment:

     As of August 31, 1996, property and equipment consisted of the following:

            Furniture and fixtures                      $     69,015
            Equipment                                      1,144,174
            Leasehold improvements                            59,526
            Computer software                                 70,291
                                                        ------------
                                                           1,343,006
            Less accumulated depreciation                   (631,174)
                                                        ------------
                                                        $    711,832
                                                        ============

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


8.   Notes payable, financial institution:

     During 1996, the Company entered into new note agreements which effectively changed the terms of certain notes payable to a financial institution which were incurred in 1995. These notes were incurred for the purpose of acquiring equipment. The new notes bear interest at 5.7%, require total monthly payments of $12,402 through February 1, 1997, and balloon payments totaling $156,644 upon maturity in March 1997. The notes are guaranteed and collateralized by a certificate of deposit in the amount of $281,000 bearing interest at 4.7% with a maturity date in February 1997. In connection with the sale of the Company=s interest in ODDWORLD on September 13, 1996 (Note 17), the third party purchaser assumed the Company's obligation for these notes and the collateral was released to the Company.

9.   Related party transactions:

     Notes payable, shareholders:

     During 1996, three shareholders of the Company made advances to the Company totaling $500,000 under promissory note agreements. The funds were advanced for the purpose of providing additional financing for the operations of ODDWORLD. The notes bear interest at 12% per annum and are due on demand at any time on or after the earlier of: September 1, 1996 or such time as a third party acquires all of the Company's interest in ODDWORLD. The notes are collateralized by a security interest in all of ODDWORLD=s tangible and intangible assets. In addition, the notes are convertible into ODDWORLD Class A common stock at a rate of $230 per share at any time after September 1, 1996.

     At the time that these notes were entered into, the Company was engaged in negotiations to sell its entire interest in ODDWORLD to a third party. Pending the closing of this transaction, which took place subsequent to August 31, 1996 (Note 17), the holders of these notes agreed not to exercise their conversion rights as provided in the notes. These notes were repaid from the net proceeds received in connection with the sale of ODDWORLD.

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995

10.  Commitments and contingencies:

     Operating leases:

     The Company leases facilities under operating leases. For the years ended August 31, 1996 and 1995, rent expense of approximately $260,000 and $176,000, respectively, was incurred.

     Future minimum rental payments subsequent to August 31, 1996 under all noncancelable operating leases having initial remaining lease terms in excess of one year are approximately as follows:

                          1997                      $185,000
                          1998                       122,000
                          1999                        59,000
                                                    --------
                                                    $366,000
                                                    ========

     Capital leases:

     The Company leases certain equipment under capital leases which generally include options for renewal after the initial lease period. The present value of the net minimum lease payments, which equals the fair market value, has been capitalized. The following is a schedule of the future minimum lease payments under capital leases by year together with the present value of the net minimum lease payments:

                   Year ended
                   August 31,
                   ----------

                      1997                                     $ 25,426
                      1998                                        2,244
                                                              ---------
          Total minimum lease payments                           27,670
          Less amount representing interest                      (2,502)
                                                              ---------
          Present value of net minimum lease payments            25,168
          Less current portion                                  (22,924)
                                                              ---------
          Long-term portion                                    $  2,244
                                                              =========

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


10.  Commitments and contingencies (continued):

     Capital leases (continued):

     Capital leases classified as property and equipment consist of the following at August 31, 1996:

                Equipment                                       $  76,126
                Less accumulated depreciation                     (43,147)
                                                                ---------

                                                                 $ 32,979
                                                                 ========

     Depreciation of leased equipment is included with depreciation for property and equipment.

     Under the terms of the sale of the Company's interest in ODDWORLD on September 13, 1996 (Note 17), the third party purchaser assumed the Company's obligation under its operating and capital leases.

      Letter of credit:

     At August 31, 1996, the Company has available a letter of credit with a financial institution in the amount of $30,000. The letter of credit has been assigned as security to guarantee the performance of the Company as a party to an equipment lease. The letter of credit is collateralized by the Company's investment in a U.S. Treasury Bill (Note 3). In connection with the sale of the Company's interest in ODDWORLD on September 13, 1996 (Note
     17), the third party purchaser assumed the Company's obligation as guarantor on the equipment lease and the collateral was released to the Company.

11.   Sales to major customers:

     Sales to one customer for the year ended August 31, 1996 and five customers for the year ended August 31, 1995, comprised 100% of total sales for each of the years then ended. Sales to these customers are as follows:

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


11.  Sales to major customers (continued):

                                          1996                1995
                                      ------------         -----------

      Customer A                                            $182,100
      Customer B                                              81,090
      Customer C                                              58,523
      Customer D                                              48,473
      Customer E                         $ 60,560             42,750
                                         --------           --------
                                         $ 60,560           $412,936
                                         ========           ========

12.  Shareholders' equity:

     Preferred stock:

     In August 1993, the Company issued 1,000,000 shares of Series A voting preferred stock, convertible at the option of the holder at any time through November 1997 into the Company's common stock at a conversion price of $5.40 per share, subject to adjustment in certain events. The preferred stock has a liquidation preference of $.01 per share, plus any declared and unpaid dividends.

     The Company established a stock option and stock bonus plan during August 1993 for eligible employees, officers, directors and consultants of CPTV and its subsidiaries. Grants may be made in the form of incentive and non-qualified options, or bonuses, and are exercisable up to ten years from the date of grant (five years for a person owning in excess of 10% of the total voting power of the common stock). One million shares of common stock have been reserved under the plan. Incentive stock options may be granted only to employees of the Company, at a price not less than 100% of the fair market value at the date of grant (110% for options granted to a person owning in excess of 10% of the total voting power of the common stock). The price of non-qualified options can not be less than 80% of the fair market value at the date of grant.

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


12.  Shareholders' equity (continued):

     Preferred stock (continued):

     Non-qualified options granted to outside directors who are not employees of the Company or significant shareholders, are exercisable at $4.00 per share when vesting requirements are met and expire five years from the date of grant. On October 1, 1993, 67,500 options were granted which expire October 1, 1998. One half of the options vested October 1, 1994, and the balance vested October 1, 1995. In January 1994, an additional 22,500 options were granted to an outside director. One-half of the options vested in January 1995, and the balance vested in January 1996. During the year ended August 31, 1995, no additional stock options or stock bonuses had been issued under this plan. On December 29, 1995, options to purchase 90,000 shares of the Company's common stock were granted to directors of the Company. These options are exercisable through January 16, 2001, at $1.00 per share. No compensation expense was recognized at the date of grant as the exercise price of the options exceeded the market value of the Company's common stock. One-half of these options will vest on November 1, 1996, and the balance will vest on November 1, 1997. No stock options have been exercised during the years ended August 31, 1996 and 1995.

     Repurchase and retirement of common stock:

     On December 19, 1995, the board of directors of the Company adopted a resolution to implement a share repurchase program. Under the share repurchase program, the Company may repurchase shares of its common stock in the open market. These shares are subsequently canceled. As of August 31, 1996, in connection with the provisions of the share repurchase program, the Company has repurchased a total of 103,800 shares of its common stock for $72,342.

              CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


13.  Income taxes:

     A reconciliation of income tax benefit (expense) to income taxes based on the effective Federal statutory income tax rate applied to the loss before income taxes and minority interest is as follows:

                                                  1996                 1995
                                               ----------           ----------

      Statutory income tax benefit             $  989,000           $  649,000
      Nondeductible amortization expense           (1,000)              (5,300)
      Nondeductible penalties and other            (1,000)                (200)
      Change in deferred income
          tax valuation allowance                (987,000)            (703,000)
      Benefit from discontinued operations                             124,920
      Other                                                             59,500
                                               ----------            ---------
                                               $        0            $ 124,920
                                               ==========            =========

     The temporary differences which give rise to deferred tax assets and liabilities are as follows: 1996 1995

     Cash to accrual conversion                $    69,000           $ 103,000
     Net operating loss carryforwards            1,440,000             813,000
                                               -----------          ----------
                                                 1,509,000             916,000
     Valuation allowance                        (1,509,000)           (916,000)
                                               -----------          -----------
                                               $         0           $       0
                                               ===========          ===========

13.  Income taxes (continued):

     A valuation allowance is provided when it is not certain that some portion or all of the deferred tax asset will be realized. The Company has established a valuation allowance for 100% of the deferred tax assets as of August 31, 1996 and 1995.

             CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995

13.  Income taxes (continued):

     Net operating loss carryforwards at August 31, 1996, were approximately $4,235,000 and expire as follows:

                     2008                     $        1,000
                     2009                            284,000
                     2010                          1,000,000
                     2011                          2,950,000
                                              --------------
                                              $    4,235,000
                                              ==============

14.  Loss per share:

     Primary loss per share is computed based on the weighted average number of shares of common stock outstanding for the years ended August 31, 1996 and 1995. No effect has been given to the conversion of preferred stock and exercise of stock options as they would decrease loss per share. Fully diluted loss per share is not presented for 1996 and 1995 because it would decrease loss per share.

15.  Profit-sharing plan:

     Effective July 1, 1994, Alexandria established a qualified 401(k) profit-sharing plan (the "Plan") covering substantially all of its eligible employees (as defined). Eligible employees can elect to contribute an amount equal to a percentage of their compensation up to 15%. Employer contributions to the Plan are made at the discretion of Alexandria's compensation committee. There were no employer contributions made during the years ended August 31, 1996 and 1995.

16.  Sale of the Company's 80% interest in Celluloid:

     Effective May 31, 1995, the Company sold its 80% interest in Celluloid to certain members of Celluloid management for $320,000, consisting of $100,000 cash and a promissory note in the amount of $220,000 maturing in December 1997 and requiring total monthly payments of principal and interest of $7,556.

             CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


16.  Sale of the  Company's  80%  interest in Celluloid  (continued):

     The sale was treated as a disposal of a discontinued business segment, and resulted in a gain of $76,020, net of income tax expense of $29,820. In addition, approximately $275,000 of excess purchase price over net assets acquired relating to the original acquisition of Celluloid was written off in connection with the sale of the subsidiary (Note 1). Summary operating results of discontinued operations, excluding the aforementioned gain, are as follows:

                                                              1995
                                                           ----------
      Revenues                                             $3,524,551

      Income before income taxes                              389,860
      Income tax expense                                       95,100
                                                           ----------
      Income from discontinued operations                  $  294,760
                                                           ==========

17.  Subsequent events:

     Effective September 13, 1996, the Company sold its entire interest in ODDWORLD to an unrelated third party for $7,000,000 less unpaid expenses incurred as of August 16, 1996. In addition, Alexandria conveyed all of its assignable assets to ODDWORLD which have been included in the sale.

     Shareholder approval of this transaction occurred on November 15, 1996. From August 16, 1996, through the date of shareholder approval, the purchaser made advances to ODDWORLD of $225,210. These advances were made for the purpose of providing working capital and to fund the operations of ODDWORLD subsequent to August 16, 1996. As a result of the approval of this transaction and pursuant to the provisions of the purchase agreement, the purchaser became responsible for all liabilities of ODDWORLD incurred subsequent to August 16, 1996 including the $225,210 of advances, thus, the consolidated financial statements of the Company do not include expenses or liabilities incurred by ODDWORLD subsequent to August 16, 1996.

             CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                      YEARS ENDED AUGUST 31, 1996 AND 1995


17.  Subsequent events (continued):

     The purchase agreement requires that 10% of the purchase price ($700,000) be retained in a hold back escrow account, until September 1998, to provide the purchaser with potential recourse against the Company for any valid future claims arising regarding any of the representations and warranties made to the purchaser by the Company. As stipulated in the agreement, the purchaser may make no claim unless the total of all damages suffered exceeds $100,000, but all potential future claims will be capped at $2,000,000.

     The accompanying consolidated balance sheet includes an unaudited pro forma balance sheet as of August 31, 1996, that gives effect to the sale of the Company's ownership interest in ODDWORLD as if the transaction had been consummated on August 31, 1996. The unaudited pro forma consolidated balance sheet should be read in conjunction with the historical financial statements of the Company. The unaudited pro forma consolidated balance sheet does not purport to be indicative of the financial position of the Company had the sale occurred on August 31, 1996.

     The unaudited pro forma balance sheet includes the following pro forma adjustments:

     a. The receipt of $6,128,088 of cash (the purchase price of $7,000,000 net of unpaid expenses of ODDWORLD as of August 16, 1996) in exchange for the Company's interest in ODDWORLD and the assets of Alexandria conveyed to ODDWORLD. At August 16, 1996, the Company's interest consisted of accounts receivable of $2,734, property and equipment of $696,351, project costs of $1,827,680, other assets of $54,768, notes payable to financial institutions of $237,349, capital lease obligations of $25,168, accounts payable of $174,316, and accrued salaries and other expenses of $61,367. The sale results in a gain of approximately $4,000,000, reflected as a increase to shareholders' equity on the unaudited pro forma balance sheet.

     b. The use of $500,000 of cash proceeds to repay the outstanding notes payable, shareholders, which were due upon the closing of the transaction.

     c. The transfer of $700,000 of cash proceeds to the hold back escrow account.