Form 10QSB
period 1996-11-30
CREATIVE PROGRAMMING & TECHNOLOGY VENTURES INC
filed 1997-01-14
CIK 913160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  November 30, 1996
                                       ----------------------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 14 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from                to
                                      ---------------   ----------------

                         Commission file number 0-19817

               Creative Programming and Technology Ventures, Inc.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                        84-1236669
-------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

                                 (303) 694-5324
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been suhject to such filing requirements for the past 90 days.

                YES   [ X ]         NO   [  ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS.

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                YES    [   ]        NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,210,079 common shares as of December 31, 1996.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES



                                      INDEX

PART I. PART 1, ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF
 NOVEMBER 30, 1996 (UNAUDITED)                                        1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
 THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995 (UNAUDITED)            3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THREE MONTHS ENDED NOVEMBER 30, 1996 (UNAUDITED)                 4

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THREE
 MONTHS ENDED NOVEMBER 30, 1996 AND 1995 (UNAUDITED)                  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                7

PART 1, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS                  9

PART II. OTHER INFORMATION

         ITEMS 1 THROUGH 6

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                NOVEMBER 30, 1996




                                     ASSETS


Current assets:
   Cash and cash equivalents                                          $5,534,497
   Interest receivable                                                    14,267
   Investment                                                             14,365
   Certificate of deposit                                                281,000
   Prepaid expenses                                                       21,170
   Note receivable under sale of discontinued
    operations                                                            84,200
                                                                      ----------

         Total current assets                                          5,949,499
                                                                      ----------

Property and equipment, net                                                9,719
                                                                      ----------
Other assets:
   Restricted cash                                                       700,000
   Note receivable under sale of discontinued
    operations, net of current portion                                     7,481
   Organization costs and other                                            8,831
                                                                      ----------
                                                                         716,312
                                                                      ----------
         Total assets                                                 $6,675,530
                                                                      ==========

                                   (Continued)

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)

                                NOVEMBER 30, 1996




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                          $   111,890
   Accrued income taxes                                                  43,000
   Accrued expenses and other                                            50,262
                                                                    -----------

         Total current liabilities                                      205,152
                                                                    -----------

Shareholders' equity:
   Preferred stock, par value $0.01;  authorized
    10,000,000 shares,  issued and outstanding
    1,000,000 (aggregate liquidation preference $10,000)                 10,000
   Common stock, par value $0.01; authorized
    50,000,000 shares, issued 3,210,079 shares                           32,101
   Capital in excess of par                                           8,222,937
   Deficit                                                           (1,794,660)
                                                                    -----------

         Total shareholders' equity                                   6,470,378
                                                                    -----------

         Total liabilities and shareholders' equity                 $ 6,675,530
                                                                    ===========

                See notes to consolidated financial statements.
                                                                               2

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


                                                      1996             1995
                                                   -----------      -----------

Revenues                                           $                $    50,560
Cost of sales                                                           189,017
                                                   -----------      -----------

                                                                       (138,457)
Selling general and administrative
 expenses                                              235,429          719,233
                                                   -----------      -----------

Operating loss                                        (235,429)        (857,690)

Other credits (charges):
   Investment income                                    62,161           51,186
   Interest expense                                    (18,647)          (6,048)
                                                   -----------      -----------

Loss before gain on sale of subsidiary
 and income taxes                                     (191,915)        (812,552)

Gain on sale of subsidiary (Note 2)                  4,508,278
                                                   -----------      -----------

Income (loss) before income taxes                    4,316,363         (812,552)

Income taxes                                            43,000
                                                   -----------      -----------

Net income (loss)                                  $ 4,273,363      $  (812,552)
                                                   ===========      ===========

Net income (loss) per common share                 $      1.33      $     (0.24)
                                                   ===========      ===========

Weighted average number
 of common shares                                   3,210,079         3,424,317
                                                  ===========      ============




                See notes to consolidated financial statements.
                                                                               3

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                      THREE MONTHS ENDED NOVEMBER 30, 1996



                             Preferred stock              Common stock
                          --------------------         ---------------------       Capital
                          Shares        Amount         Shares         Amount     excess of par      Deficit             Total
                          ------        ------         ------         ------     -------------    -----------          ------

Balances,
 September 1, 1996      1,000,000       $ 10,000     3,210,079     $ 32,101      $ 8,222,937      $(6,068,023)        $ 2,197,015

Net income                                                                                          4,273,363           4,273,363
                        ---------       --------     ---------     --------      ----------       -----------         -----------

Balances,
 November 30, 1996      1,000,000       $ 10,000     3,210,079     $ 32,101      $ 8,222,937      $(1,794,660)        $ 6,470,378
                        =========       ========     =========     ========      ===========      ===========         ===========



                 See notes to consolidated financial statements.


                                                                               4

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


                                                        1996           1995
                                                     -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                 $ 4,273,363    $  (812,552)
                                                     -----------    -----------
   Adjustment to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                         1,038         80,656
     Gain on sale of subsidiary                       (4,508,278)
     Loss on investments                                                 33,749
     Write-off of project costs                                          17,232
     (Increase) decrease in assets:
       Accounts receivable                                               55,464
       Interest receivable                               (14,269)
       Unbilled receivable                                               24,440
       Prepaid expenses                                    5,421        (83,375)
       Other current assets                                              10,008
       Other assets                                       13,828
      Increase (decrease) in liabilities:
       Accounts payable                                  (22,355)      (223,753)
       Other current liabilities                          (6,505)       (18,398)
       Accrued income taxes                               43,000
                                                     -----------    -----------

       Total adjustments                              (4,488,120)      (103,977)
                                                     -----------    -----------

Net cash used in operating activities:                  (214,757)      (916,529)
                                                     -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of subsidiary,
    net of $700,000 cash held in escrow                5,907,448
   Capital expenditures                                                (134,256)
   Purchase of treasury bills                            (15,169)
   Proceeds from maturity of treasury bills               35,000        600,000
   Payments  received on note  receivable                 19,526
   Project costs                                                       (314,906)
                                                     -----------    -----------
Net cash provided by (used in)
 investing activities                                  5,946,805        150,838
                                                     -----------    -----------

                                   (Continued)

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995

                                                               1996           1995
                                                           -----------    -----------

Cash flows  from  financing  activities:
  Payment  of  notes  payable                                 (511,527)       (32,778)
  Proceeds from issuance of notes payable                                      11,552
  Principal payments of
   capital lease obligations                                    (5,210)        (9,848)
  Purchase and retirement of common stock                                     (62,511)
                                                           -----------    -----------
Net cash used in financing
 activities                                                   (516,737)       (93,585)
                                                           -----------    -----------

Net increase (decrease) in cash                              5,215,311       (859,276)
Cash and cash equivalents, beginning                           319,186      1,302,292
                                                           -----------    -----------
Cash and cash equivalents, ending                          $ 5,534,497    $   443,016
                                                           ===========    ===========

Supplemental disclosure of cash flows information:
   Cash paid for interest                                  $    25,213    $     6,048
                                                           ===========    ===========



                See notes to consolidated financial statements.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


1.  The interim financial statements:

     These interim financial statements have been prepared by Creative Programming and Technology Ventures, Inc. ("CPTV", the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the Company's Form 10KSB have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim statements are read in conjunction with the Company's financial statements for the year ended August 31, 1996 included in Form 10KSB, the disclosures are adequate to make the information presented a fair presentation of the Company's financial condition. The results of operations for the three months ended November 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  Sale of the Company's interest in ODDWORLD and certain assets of Alexandria:

     On September 13, 1996, the Company sold its entire interest in ODDWORLD to an unrelated third party for $7,000,000 less unpaid expenses incurred as of August 16, 1996. In addition, Alexandria conveyed all of its assignable assets to ODDWORLD which have been included in the sale.

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

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                  THREE MONTHS ENDED NOVEMBER 30, 1996 AND 1995


2. Sale of the Company's interest in ODDWORLD and certain assets of Alexandria (continued):

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

     The Company received $6,128,088 of cash (the purchase price of $7,000,000 net of unpaid expenses of $171,912 and net of the $700,000 held in escrow of ODDWORLD as of August 16, 1996) in exchange for the Company's interest in ODDWORLD and the assets of Alexandria conveyed to ODDWORLD. In addition, $220,640 of transaction expenses were incurred and these have been netted against the $6,128,088 to give net cash received on the sale of $5,907,448. At September 13, 1996. The Company's interest consisted of accounts receivable of $2,734, property and equipment of $701,075 project costs of $1,827,680, other assets of $61,616, notes payable to financial institutions of $225,822, capital lease obligations of $19,958, accounts payable of $186,790, and accrued salaries and other expenses of $61,365. The sale results in a gain of $4,508,278. The Company used $500,000 of the sale proceeds to repay notes payable, shareholders.

PART I, Item 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview
--------

     On September 13, 1996, Creative Programming and Technology Ventures, Inc. ("CPTV" or the "Company") sold its entire interest in its Oddworld Entertainment, Inc. subsidiary to GT Interactive Software Corp. (the "GT Transaction"). As a result of the completion of the GT transaction, CPTV's liquidity and capital resources changed significantly after September 13, 1996. CPTV, which had seen substantial operating deficits associated with the expense of producing its own advanced interactive game, was able to sell its investment and shed the associated liabilities while recognizing a substantial economic gain. In summary effect, CPTV sold assets in which it had a total debt and equity investment of approximately $3,700,000 for net cash of $6,128,088. The Company also received a return of approximately $316,000 it had posted as collateral securing certain associated liabilities which were assumed by GT in connection with the GT Transaction. Costs of the transaction expensed during fiscal 1996 were approximately $85,000, and an additional approximately $131,000 were recognized and expensed in the current quarter. $520,800 was paid to retire certain indebtedness owed to affiliates, including interest. The sale resulted in a gain to CPTV of $4,273,363. Cash in the account of $700,000 was retained in a two-year escrow account.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     As a result of the completion of the GT Transaction, CPTV has a working capital in excess of $5,700,000 and shareholders equity in excess of $6,400,000, as compared with an historical working capital deficit of more than $450,000 and shareholders equity of less than $2,200,000 at August 31, 1996. Consequently, CPTV has renewed opportunities to invest in a new growth opportunity. CPTV has begun the process of evaluating possible business opportunities and transactions but is at a very early stage at considering any new business opportunity. Such a transaction will possibly give the shareholders of CPTV an interest in a related or new line of business and the opportunity to grow with the business combination. If after a reasonable period of time the Board of Directors has not identified any business combinations that it believes its shareholders will support, the Board will consider the alternatives of paying cash dividends to shareholders, or recommending to the shareholders a full liquidation of the Company. Any dividend or liquidation would have tax consequences on shareholders which the Board would have to consider at the time.In the meantime, CPTV Board recognized that its stock price is a substantial discount to its book value and authorized a stock repurchase program on December 19, 1996. The primary motivation of the buyback plan is to add value to those shareholders who have chosen to retain their interest in CPTV as an investment vehicle, and to take advantage of what management believes is an advantageous CPTV share price that currently trades at a significant discount to its cash value.

     During the period in which CPTV seeks out new and evaluates new business opportunities the company projects sharply declining operating expenses as it now employs only two full-time people. CPTV intends to rely on outside professional services for as much of its operations as it can practically outsource and to seek new business opportunities through a select group of advisors that it is evaluating. CPTV has invested its cash in short-term government backed instruments which are yielding approximately 4.8% and management believes that this interest income will offset a substantial portion of CPTV's direct operating overhead, thereby helping to preserve equity during the period of evaluation.

Results of Operations
---------------------

     In the first quarter ended November 30, 1996, CPTV recognized net income of more than $4,200,000 or $1.33 per share as compared to a net loss of $(812,552) or $(.24) per share for the same quarter the previous year. This gain was due to the GT Transaction described above, a non-recurring event. In November 30, 1995, CPTV was still in the process of building the game and adding value to its investment in OddWorld which was a non-revenue producing and capital intensive event which accounts for the significant variability in First Quarter operating results.

     The First Quarter, November 30, 1996, balance sheet also reflects approximately $312,000 in additional operating expenses and professional legal and accounting fees primarily attributable to the GT transaction and the year-end auditing and accounting cost. The additional cost reflects the bulk of the changes from our August 31, 1996, pro-forma balance sheet, which cut off final phase expenses associated with the GT closing, to our actual November 30, First Quarter end financials.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                              Creative Programming and Technology Ventures, Inc.


                              BY:  /S/  GARY R. VICKERS
                                   -------------------------------------------
                                    Gary R. Vickers, President


                              Date:   January 14, 1997
                                   -------------------------------------------