Form 10QSB
period 1997-02-28
CREATIVE PROGRAMMING & TECHNOLOGY VENTURES INC
filed 1997-04-14
CIK 913160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  February 28, 1997
                                       ----------------------------------------

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

                YES    [   ]        NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,110,379 common shares as of March 19, 1997.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES



                                      INDEX

PART I. PART 1, ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF
 FEBRUARY 28, 1997 (UNAUDITED)                                         1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
 THREE MONTHS ENDED FEBRUARY 28, 1997
 AND FEBRUARY 29, 1996 (UNAUDITED)                                     3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
 SIX MONTHS ENDED FEBRUARY 28, 1997
 AND FEBRUARY 29, 1996 (UNAUDITED)                                     4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR SIX MONTHS ENDED FEBRUARY 28, 1997 (UNAUDITED)                    5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
 SIX MONTHS ENDED FEBRUARY 28, 1997 AND
 FEBRUARY 29, 1996 (UNAUDITED)                                         6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                 8

PART 1, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II. OTHER INFORMATION

         ITEMS 1 THROUGH 6

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                FEBRUARY 28, 1997




                                     ASSETS


Current assets:
   Cash and cash equivalents                                          $5,572,197
   Investment                                                             14,365
   Prepaid expenses                                                       35,355
   Note receivable under sale of discontinued
    operations                                                            71,564
                                                                      ----------

         Total current assets                                          5,693,481
                                                                      ----------

Property and equipment, net                                                8,681
                                                                      ----------

Other assets:
   Restricted cash                                                       700,000
   Organization costs and other                                            8,486
                                                                      ----------

                                                                         708,486
                                                                      ----------

         Total assets                                                 $6,410,648
                                                                      ==========

                See notes to consolidated financial statements.                1

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)

                                FEBRUARY 28, 1997




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                          $    59,935
   Accrued income taxes                                                  41,000
                                                                    -----------

         Total current liabilities                                      100,935
                                                                    -----------

Shareholders' equity:
   Preferred stock, par value $0.01;
    authorized  10,000,000 shares,  issued and
    outstanding 1,000,000 (aggregate liquidation
    preference $10,000)                                                  10,000
   Common stock, par value $0.01; authorized
    50,000,000 shares, issued 3,131,379 shares                           31,314
   Capital in excess of par                                           8,138,195
   Deficit                                                           (1,869,796)
                                                                    -----------

         Total shareholders' equity                                   6,309,713
                                                                    -----------

         Total liabilities and shareholders' equity                 $ 6,410,648
                                                                    ===========


                See notes to consolidated financial statements.                2

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      THREE MONTHS ENDED FEBRUARY 28, 1997
                              AND FEBRUARY 29, 1996


                                                      1997              1996
                                                  ------------      -----------

Revenues                                          $                 $    30,000
Cost of sales                                                           132,134
                                                  -----------       -----------

                                                                       (102,134)
Selling general and administrative
 expenses                                             155,942           569,684
                                                  -----------       -----------

Operating loss                                       (155,942)         (671,818)

Other credits (charges):
   Investment income                                   78,806            32,682
   Interest expense                                                      (6,671)
                                                  -----------       -----------

Loss before income tax benefit                        (77,136)         (645,807)

Income tax benefit                                      2,000
                                                  -----------       -----------
Net loss                                          $   (75,136)      $   645,807
                                                  ===========       ===========

Net loss per common share                         $     (0.02)      $     (0.20)
                                                  ===========       ===========

Weighted average number
 of common shares                                   3,176,102         3,251,831
                                                  ===========       ===========


                See notes to consolidated financial statements.                3

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                       SIX MONTHS ENDED FEBRUARY 28, 1997
                              AND FEBRUARY 29, 1996

                                                       1997            1996
                                                   -----------      -----------

Revenues                                           $                $    80,560
Cost of sales                                                           321,151
                                                   -----------      -----------

                                                                       (240,591)
Selling general and administrative
 expenses                                              391,371        1,288,917
                                                   -----------      -----------

Operating loss                                        (391,371)      (1,529,508)

Other credits (charges):
   Investment income                                   140,967           83,868
   Interest expense                                    (18,647)         (12,719)
                                                   -----------      -----------

Loss before gain on sale of subsidiary
   and income taxes                                   (269,051)      (1,458,359)

Gain on sale of subsidiary (Note 2)                  4,508,278
                                                   -----------      -----------

Income (loss) before income taxes                    4,239,227       (1,458,359)

Income taxes                                           (41,000)
                                                   -----------      -----------

Net income (loss)                                  $ 4,198,227     $(1,458,359)
                                                   ===========      ===========

Net income (loss) per common share                 $      1.31      $     (0.44)
                                                   ===========      ===========

Weighted average number
 of common shares                                    3,193,185        3,337,805
                                                   ===========      ===========


                See notes to consolidated financial statements.                4

                                CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                                 AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                        SIX MONTHS ENDED FEBRUARY 28, 1997



                              Preferred stock                   Common stock
                            ---------------------           ---------------------         Capital
                            Shares         Amount           Shares       Amount        excess of par      Deficit         Total
                            ------         ------           ------       ------        -------------    -----------      ------

Balances,
 September 1, 1996        1,000,000        $ 10,000       3,210,079     $ 32,101       $ 8,222,937     $(6,068,023)    $ 2,197,015

Repurchase and
 retirement of common
 stock (Note 3)                                             (78,700)        (787)          (84,742)                        (85,529)

Net income                                                                                               4,198,227       4,198,227
                          ---------        --------       ---------     --------      ------------    ------------    ------------

Balances,
 February 28, 1997        1,000,000        $ 10,000       3,131,379     $ 31,314       $ 8,138,195     $(8,138,195)    $ 6,309,713
                          =========        ========       =========     ========       ===========     ===========     ===========

                                  See notes to consolidated financial statements.                              5


               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       SIX MONTHS ENDED FEBRUARY 28, 1997
                              AND FEBRUARY 29, 1996


                                                            1997          1996
                                                        -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                    $ 4,198,227    $(1,458,359)
                                                        -----------    -----------
   Adjustment to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                            2,419        166,589
     Gain on sale of subsidiary                          (4,508,278)
     Loss on investments                                                    27,474
     Write-off of project costs                                             17,232
     (Increase) decrease in assets:
       Accounts receivable                                                  35,464
       Work-in-progress                                                     24,440
       Prepaid expenses                                      (8,764)      (112,566)
       Other assets                                          13,828         16,360
     Increase (decrease) in liabilities:
       Accounts payable                                     (74,310)      (198,705)
       Other current liabilities                            (56,767)       (21,351)
       Accrued income taxes                                  41,000
                                                        -----------    -----------

       Total adjustments                                 (4,590,872)       (45,063)
                                                        -----------    -----------

Net cash used in operating activities:                     (392,645)    (1,503,422)
                                                        -----------    -----------

Cash flows from investing activities:
   Proceeds from sale of subsidiary,
    net of $700,000 cash held in escrow                   5,907,448
   Capital expenditures                                                   (180,516)
   Purchase of treasury bills                               (15,169)
   Proceeds from sales of treasury bills                                 1,149,691
   Proceeds from maturity of treasury bills                  35,000        600,000
   Proceeds from maturity of certificates of deposits       281,000        131,000
   Payments received on note receivable                      39,643
   Project costs                                                          (633,384)
                                                        -----------    -----------
Net cash provided by investing activities                 6,247,922      1,066,791
                                                        -----------    -----------

                                  (Continued)                                    6

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                       SIX MONTHS ENDED FEBRUARY 28, 1997
                              AND FEBRUARY 29, 1996


                                                         1997          1996
                                                     -----------    -----------

Cash flows from financing activities:
   Payment of notes payable                             (511,527)       (77,113)
   Proceeds from issuance of notes payable                               35,180
   Principal payments of capital lease
    obligations                                           (5,210)       (21,962)
   Purchase and retirement of common stock               (85,529)      (134,853)
                                                     -----------    -----------
Net cash used in financing activities                   (602,266)      (198,748)
                                                     -----------    -----------

Net increase (decrease) in cash                        5,253,011       (635,379)

Cash and cash equivalents, beginning                     319,186      1,302,292
                                                     -----------    -----------

Cash and cash equivalents, ending                    $ 5,572,197    $   666,913
                                                     ===========    ===========


Supplemental disclosure of cash flows information:

   Cash paid for interest                            $    25,213    $    12,719
                                                     ===========    ===========

Supplemental schedule of non-cash investing and financing activities:

     In December 1995, the Company acquired $32,322 in fixed assets through capital lease obligations.


                See notes to consolidated financial statements.                7

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                       SIX MONTHS ENDED FEBRUARY 28, 1997
                              AND FEBRUARY 29, 1996


1. The interim financial statements:

     These  interim   financial   statements  have  been  prepared  by  Creative
       Programming and Technology Ventures, Inc. ("CPTV", the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the Company's Form 10-KSB have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim statements are read in conjunction with the Company's financial statements for the year ended August 31, 1996 included in Form 10-KSB, the disclosures are adequate to make the information presented a fair presentation of the Company's financial condition. The results of operations for the six months ended February 28, 1997 are not necessarily indicative of the results to be expected for the full year.

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

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                       SIX MONTHS ENDED FEBRUARY 28, 1997
                              AND FEBRUARY 29, 1996


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

     The Company received $6,128,088 of cash (the purchase price of $7,000,000 net of unpaid expenses of $171,912 and net of the $700,000 held in escrow of ODDWORLD as of August 16, 1996) in exchange for the Company's interest in ODDWORLD and the assets of Alexandria conveyed to ODDWORLD. In addition, $220,640 of transaction expenses were incurred and these have been netted against the $6,128,088 to give net cash received on the sale of $5,907,448. At September 13, 1996, the Company's interest consisted of accounts receivable of $2,734, property and equipment of $701,075 project costs of $1,827,680, other assets of $61,616, notes payable to financial institutions of $225,822, capital lease obligations of $19,958, accounts payable of $186,790, and accrued salaries and other expenses of $61,365. The sale results in a gain of $4,508,278. The Company used $500,000 of the sale proceeds to repay notes payable, shareholders.

3. Repurchase and retirement of common stock:

     During the quarter ended February 28, 1997, the Company repurchased 78,700 shares of its common stock in the open market for $85,529. These shares were subsequently canceled.

PART 1, ITEM 2:

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview


     On September 13, 1996, Creative Programming and Technology Ventures, Inc. ("CPTV" or the "Company") sold its entire interest in its Off World Entertainment, Inc. (d.b.a. OddWorld Inhabitants) subsidiary to GT Interactive Software Corporation (the "GT Transaction"). This transaction culminated on
November 15, 1996 with the proceeds of this sale (outside of $700,000 in restricted cash in escrow) being available to CPTV on November 18, 1996. The Company has to date invested the proceeds in short-term government backed instruments.

Financial Condition, Liquidity and Capital Resources

     After payment of corporate overhead and expenses associated with the GT Transaction, and costs related to potential future business opportunities, CPTV has current working capital in excess of $5,500,000 and shareholders equity in excess of $6,300,000. Subsequent to the closing of the GT Transaction, CPTV has focused its efforts towards investigating new business opportunities. The Company is now in the mature stages of due diligence on a couple of prospective transactions. Such a transaction, if brought to fruition, would result in the shareholders of CPTV having an interest in a new line of business outside of interactive video game publishing sector.

     As previously disclosed, the Board also believes it prudent to seek out the guidance and direction of its public shareholders on several important business issues. If after a reasonable period of time the Board of Directors has not been able to bring to closure any of its prospective new business targets, the Board will consider the alternatives of paying cash dividends to shareholders or pursue a full liquidation of the Company. CPTV's actions are in part being driven by stock market regulatory bodies who have decided to challenge (or hold a hearing on) CPTV's continued NASDAQ listing, based on unilateral interpretation of certain listing standards. CPTV will hold an Annual Shareholders Meeting on April 17, 1997 and as described in the proxy statement for that meeting, the Company is considering the possible liquidation and dissolution of the Company and seeking shareholder response on that issue. The proxy also outlines in detail a number of other important matters of corporate governance to be considered by the shareholders.


Results of Operations

     CPTV reported operating results for the second quarter ended February 28, 1997 recognizing a net loss of $75,136 or $.02 per share as compared to a net loss of $645,807 or $.20 per share for second quarter February 1996. The loss reflects basic ongoing operating and reporting costs as compared to the 1996 operating loss at which period the Company had significantly more operating expense.

     For the six months ended February 28, 1997, due to the non-recurring receipts associated with the GT divestiture, the Company reported net income of $4,198,227 or $1.31 per share as compared to a loss of $1,458,359 or $0.44 for the same period ended in 1996. Interest income amounted to approximately $73,000 on all cash balances. This income was offset by ongoing operating, reporting, and other expenses associated with due diligence of business prospects CPTV is actively evaluating.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Creative Programming and Technology Ventures, Inc.




                              By:   /S/  GARY R. VICKERS
                                  ----------------------------------------------
                                   Gary R. Vickers, President


                              Date:   April 14, 1997
                                    --------------------------------------------