Form 10QSB
period 1997-05-31
CREATIVE PROGRAMMING & TECHNOLOGY VENTURES INC
filed 1997-07-15
CIK 913160

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  May 31, 1997
                                       ----------------------------------------

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

                YES    [   ]        NO   [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,102,379 common shares as of July 7, 1997.

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES



                                      INDEX

PART I, ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF
 MAY 31, 1997 (UNAUDITED)                                               1

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
 THREE MONTHS ENDED MAY 31, 1997
 AND MAY 31, 1996 (UNAUDITED)                                           3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR
 NINE MONTHS ENDED MAY 31, 1997
 AND MAY 31, 1996 (UNAUDITED)                                           4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 FOR NINE MONTHS ENDED MAY 31, 1997 (UNAUDITED)                         5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
 NINE MONTHS ENDED MAY 31, 1997 AND
 MAY 31, 1996 (UNAUDITED)                                               6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)                  8

PART I, ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS                   10

PART II. OTHER INFORMATION

         ITEMS 1 THROUGH 6

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                  MAY 31, 1997




                                     ASSETS


Current assets:
   Cash and cash equivalents                                          $2,642,028
   Investments                                                         2,574,082
   Prepaid expenses                                                       27,361
   Note receivable under sale of discontinued
    operations                                                            50,837
                                                                      ----------

         Total current assets                                          5,294,308
                                                                      ----------

Property and equipment, net                                                7,643
                                                                      ----------

Other assets:
   Restricted cash                                                       700,000
   Restricted interest receivable                                         22,197
   Organization costs and other                                            8,141
                                                                      ----------

                                                                         730,338
                                                                      ----------

         Total assets                                                 $6,032,289
                                                                      ==========

                See notes to consolidated financial statements                 1

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEET (UNAUDITED) (CONTINUED)

                                  MAY 31, 1997




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable, trade                                          $    76,103
   Accrued income taxes                                                  34,000
                                                                    -----------

         Total current liabilities                                      110,103
                                                                    -----------


Shareholders' equity:
   Preferred stock, par value $0.01;
    authorized  10,000,000 shares,  issued and
    outstanding 1,000,000 shares (aggregate
    liquidation preference $10,000)                                      10,000
   Common stock, par value $0.01; authorized
    50,000,000 shares, issued and outstanding
    3,110,379 shares                                                     31,104
   Capital in excess of par                                           8,113,194
   Deficit                                                           (2,232,112)
                                                                    -----------

         Total shareholders' equity                                   5,922,186
                                                                    -----------

         Total liabilities and shareholders' equity                 $ 6,032,289
                                                                    ===========

                See notes to consolidated financial statements.                2

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                         THREE MONTHS ENDED MAY 31, 1997
                                AND MAY 31, 1996


                                                      1997              1996
                                                  -----------       -----------


Cost of sales                                     $                 $   572,477
                                                  -----------       -----------

                                                                       (572,477)
Selling, general and administrative
 expenses                                             458,097           650,558

Impairment loss                                                          73,732
                                                  -----------       -----------


Operating loss                                       (458,097)       (1,296,767)

Other credits (charges):
   Investment income                                   88,779            17,621
   Interest expense                                                      (5,314)
                                                  -----------       -----------

Loss before income tax benefit                       (369,318)       (1,284,460)

Income tax benefit                                      7,000
                                                  -----------       -----------

Net loss                                          $  (362,318)      $(1,284,460)
                                                  ===========       ===========

Net loss per common share                         $     (0.12)      $     (0.40)
                                                  ===========       ===========

Weighted average number
 of common shares                                   3,114,031         3,210,079
                                                  ===========       ===========


                See notes to consolidated financial statements.                3

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                         NINE MONTHS ENDED MAY 31, 1997
                                AND MAY 31, 1996

                                                      1997             1996
                                                   -----------      -----------

Revenues                                           $                $    80,560
Cost of sales                                                           893,628
                                                   -----------      -----------

                                                                       (813,068)
Selling, general and administrative
 expenses                                              849,468        1,939,475

Impairment loss                                                          73,732
                                                   -----------      -----------

Operating loss                                        (849,468)      (2,826,275)

Other credits (charges):
   Investment income                                   229,746          101,489
   Interest expense                                    (18,647)         (18,033)
                                                   -----------      -----------

Loss before gain on sale of subsidiary
   and income taxes                                   (638,369)      (2,742,819)

Gain on sale of subsidiary (Note 2)                  4,508,280
                                                   -----------      -----------

Income (loss) before income taxes                    3,869,911       (2,742,819)

Income taxes                                           (34,000)
                                                   -----------      -----------

Net income (loss)                                  $ 3,835,911      $(2,742,819)
                                                   ===========      ===========

Net income (loss) per common share                 $      1.21      $     (0.83)
                                                   ===========      ===========

Weighted average number
 of common shares                                    3,162,644        3,307,896
                                                   ===========      ===========


                See notes to consolidated financial statements.                4



                                     CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                                      AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

                                               NINE MONTHS ENDED MAY 31, 1997



                                    Preferred stock              Common stock            Capital
                                Shares        Amount          Shares       Amount     excess of par       Deficit         Total
                                ------        ------          ------       ------     -------------     -----------       ------

Balances,
 September 1, 1996            1,000,000      $ 10,000       3,210,079     $ 32,101    $ 8,222,937       $(6,068,023)   $ 2,197,015

Repurchase and
 retirement of common
 stock (Note 3)                                               (99,700)        (997)      (109,743)                        (110,740)

Net income                                                                                                3,835,911      3,835,911
                             ----------      --------       ---------     --------    -----------       -----------    -----------

Balances,
 May 31, 1997                 1,000,000      $ 10,000       3,110,379     $ 31,104    $ 8,113,194       $(2,232,112)   $ 5,922,186
                             ==========      ========       =========     ========    ===========       ===========    ===========

                                  See notes to consolidated financial statements.                                                 5



                            CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                              AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                       NINE MONTHS ENDED MAY 31, 1997
                                              AND MAY 31, 1996


                                                                       1997                    1996
                                                                   -----------              -----------
Cash flows from operating activities:
   Net income (loss)                                               $ 3,835,911              $(2,742,819)
                                                                   -----------              -----------
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                                       3,804                  260,586
     Gain on sale of subsidiary                                     (4,508,278)
     Loss on investments                                                                         36,065
     Write-off of project costs                                                                 632,170
     Impairment loss                                                                           73,732
     (Increase) decrease in assets:
       Accounts receivable                                                                       29,944
       Interest receivable                                             (22,197)
       Work-in-progress                                                                          24,440
       Prepaid expenses                                                   (770)                 (40,010)
       Other assets                                                     13,828                    4,232
     Increase (decrease) in liabilities:
       Accounts payable                                                (58,142)                (152,183)
       Other current liabilities                                       (56,767)                 (30,117)
       Accrued income taxes                                             34,000
                                                                   -----------              -----------

       Total adjustments                                            (4,594,522)                (838,859)
                                                                   -----------              -----------

Net cash used in operating activities:                                (758,611)              (1,903,960)
                                                                   -----------              -----------

Cash flows from investing activities:
   Proceeds from sale of subsidiary,
    net of $700,000 cash held in escrow                              5,907,447
   Capital expenditures                                                                        (230,439)
   Purchase of treasury bills (                                     (2,574,886)
   Proceeds from sales of treasury bills                                                      1,449,560
   Proceeds from maturity of treasury bills                             35,000                  900,000
   Proceeds from maturity of certificates of deposits                  281,000                  131,000
   Payments received on note receivable                                 60,370                   53,575
   Project costs                                                                               (925,951)
                                                                   -----------              -----------
Net cash provided by investing activities                            3,708,931                1,377,745
                                                                   -----------              -----------

                                    (Continued)                                                       6

                               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                                 AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                          NINE MONTHS ENDED MAY 31, 1997
                                                 AND MAY 31, 1996


                                                                      1997                      1996
                                                                  ------------              -----------
Cash flows from financing activities:
   Payment of notes payable                                          (511,527)                 (110,416)
   Principal payments of capital lease
    obligations                                                        (5,210)                  (28,692)
   Purchase and retirement of common stock                           (110,741)                 (134,853)
                                                                  -----------               -----------
Net cash used in financing activities                                (627,478)                 (273,961)
                                                                  -----------               -----------

Net increase (decrease) in cash                                     2,322,842                  (800,176)

Cash and cash equivalents, beginning                                  319,186                 1,302,292
                                                                  -----------               -----------

Cash and cash equivalents, ending                                 $ 2,642,028               $   502,116
                                                                  ===========               ===========


Supplemental disclosure of cash flows information:

   Cash paid for interest                                         $    25,213               $    18,033
                                                                  ===========               ===========

Supplemental schedule of non-cash investing and financing activities:

   In December 1995, the Company acquired $32,322 in fixed assets through capital lease obligations.


                See notes to consolidated financial statements.                                       7


               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                         NINE MONTHS ENDED MAY 31, 1997
                                AND MAY 31, 1996


1. The interim financial statements:

   These interim financial statements have been prepared by Creative Programming and Technology Ventures, Inc. ("CPTV", the "Company") and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim period presented. Certain information and footnote disclosures made in the Company's Form 10-KSB have been condensed or omitted for the interim statements. Certain costs are estimated for the full year and allocated to interim periods based on activity associated with the interim period. Accordingly, such costs are subject to year-end adjustment. It is the Company's opinion that, when the interim statements are read in conjunction with the Company's financial statements for the year ended August 31, 1996 included in Form 10-KSB, the disclosures are adequate to make the information presented a fair presentation of the Company's financial condition. The results of operations for the nine months ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

               CREATIVE PROGRAMMING AND TECHNOLOGY VENTURES, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED) (CONTINUED)

                         NINE MONTHS ENDED MAY 31, 1997
                                AND MAY 31, 1996


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

   The Company received $6,128,088 of cash (the purchase price of $7,000,000 net of unpaid expenses of $171,912 and net of the $700,000 held in escrow of ODDWORLD as of August 16, 1996) in exchange for the Company's interest in ODDWORLD and the assets of Alexandria conveyed to ODDWORLD. In addition, $220,641 of transaction expenses were incurred and these have been netted against the $6,128,088 to give net cash received on the sale of $5,907,447. At September 13, 1996, the Company's interest consisted of accounts receivable of $2,734, property and equipment of $701,075 project costs of $1,827,680, other assets of $61,616, notes payable to financial institutions of $225,822, capital lease obligations of $19,958, accounts payable of $186,790, and accrued salaries and other expenses of $61,365. The sale results in a gain of $4,508,278. The Company used $500,000 of the sale proceeds to repay notes payable, shareholders.

3. Repurchase and retirement of common stock:

   During the nine months ended May 31,  1997,  the Company  repurchased  99,700 shares of its common stock in the open market for $110,740. These shares were subsequently canceled.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Overview


     On September 13, 1996, Creative Programming and Technology Ventures, Inc. ("CPTV" or the " Company") sold its entire interest in its Off World Entertainment, Inc. (d.b.a. OddWorld Inhabitants) subsidiary to GT Interactive Software Corporation (the "GT Transaction"). This transaction culminated on
November 15, 1996 with the proceeds of this sale (outside of $700,000 in restricted cash in escrow) being available to CPTV on November 18, 1996. The Company has to date invested the proceeds in short-term government backed instruments. Subsequent to the closing of the GT Transaction, CPTV has focused its efforts towards investigating new business opportunities. The Company is now in the mature stages of due diligence on a couple of prospective transactions. CPTV currently believes that such a transaction, if brought to fruition, would result in the shareholders of CPTV having an interest in a new line of business.

     To date, CPTV has been evaluating the purchase of the Arapahoe Basin Ski area and other resort and recreational development opportunities throughout Colorado and the Greater Rocky Mountain region. Arapahoe Basin is being divested from Vail Resorts, Inc., by order of a Department of Justice Consent Decree as a condition to Vail's approval on the purchase of Keystone and Breckenridge Ski areas from Ralcorp Inc., (of St. Louis). As CPTV's prospective investments become more mature, management will provide additional disclosure as to the specific nature of the proposed target investments. CPTV has continued to adjourn its annual shareholder meeting pending the maturity of the aforesaid efforts.

     As previously disclosed, CPTV opposed a recent action brought by the NASD staff to delist CPTV from the NASDAQ Small Capital quotation system. CPTV temporarily addressed the concerns of the NASD Hearing Panel with respect to its continued listing on the NASDAQ and has been given an extension until mid August to solidify its efforts on the proposed acquisition of a target company or the NASDAQ panel will hold another hearing to delist its securities based on its broad discretionary authority. CPTV is working diligently and prudently to fulfill this obligation, but as disclosed to the NASD panel, there are no assurances it will be successful in concluding its acquisition of Arapahoe Basin Ski area or its other opportunities by that date.


Financial Condition, Capital Resources and Results of Operations

     After  payment  of  corporate   overhead,   ongoing  and  accrued  expenses
associated with the GT Transaction, and costs related to due diligence on potential future business opportunities, CPTV reported current working capital of approximately $5,200,000 and shareholders equity of approximately $6,000,000.

The diminishment of capital resources also reflects the continued efforts on behalf of CPTV to repurchase its own common stock which it believes is a good investment due to the fact that its shares reflect a price well below book value.

     CPTV reported operating results for the third quarter ended May 31, 1997 recognizing a net loss of $362,318 or $.12 per share as compared to a net loss of $1,284,460 or $.40 per share for the third quarter May 1996. For the nine months ended May 31, 1997, due to the non-recurring receipts associated with the GT divestiture, the Company reported net income of $3,835,911 or $1.21 per share as compared to a loss of $2,742,819 or $0.83 for the same period ended in 1996. The third quarter loss reflects ongoing operating expenses, administrative, legal and reporting costs as compared to the 1996 operating loss at which period the Company had significantly greater operating expense associated with the cost of developing opportunities in its OddWorld and Alexandria subsidiaries. In addition, there was a one-time payment made to Directors and Officers for their inordinate involvement in bringing the GT Transaction to a successful culmination and the resultant current year profit. These payments, based closely upon the recommendation of an independent expert in compensation to the multimedia industry, represent fees to Directors on a per meeting basis, as previously reported, payment for certain services rendered, and management compensation.

     The management of CPTV believes that in the future, interest income will partially offset any additional corporate overhead during the ensuing period in which it pursues potential business opportunities. CPTV currently is estimating that it will earn approximately $3,600,000 to $3,700,000 or approximately $1.14 to $1.17, respectively, per share for its fiscal year ending August 31, 1997 barring any expenditures associated with a new acquisition or any other extraordinary events.

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Creative Programming and Technology Ventures, Inc.


                              By:   /S/ GARY R. VICKERS
                                    -------------------------------------------

                              Date:  July 15, 1997
                                    -------------------------------------------